Form 10QSB
period 2003-09-30
HURON VENTURES INC
filed 2003-11-14
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File number 000-50386

HURON VENTURES INC.
(Exact name of small business issuer as specified in charter)

Delaware	98 0401645
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Suite 2000, 1066 West Hastings Street Vancouver, British Columbia V6E 3X2
(Address of principal executive offices) (Zip Code)

(604) 601 8206
(Issuer’s telephone number)

N/A
(Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of September 30, 2003
Common Stock, $0.0001 per share	6,982,204

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Huron Ventures Inc at September 30, 2003 and June 30, 2003 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended September 30, 2003 and 2002 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

HURON VENTURES INC.

HURON VENTURES INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2003	2003
	unaudited	audited
Assets
Current Assets :
Cash	$2,438	$20,000
Total current assets	$2,438	$20,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	8,393	2,661
Total current liabilities	8,393	2,661

Stockholders’ Equity (Deficit) :
Preferred stock, par value $.0001 per share; 5,000,000 authorized,
600 shares issued and outstanding at September 30, 2003 and June
30, 2003, respectively
Common stock, par value $.0001 per share; 50,000,000 authorized,
6,982,204 issued and outstanding at September 30, 2003 and June
30, 2003, respectively	698	698
Additional Paid in Capital	6,249,754	6,249,754
Deficit Accumulated During the Development Stage	(6,256,407)	(6,233,113)
Total Stockholders’ Equity (Deficit)	(5,955)	17,339
	$2,438	$20,000

(See accompanying notes to unaudited condensed consolidated financial statements)

HURON VENTURES INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
UNAUDITED

	For the three months ended
	September 30,
	2003	2002

Expenses:
General and Administrative Expenses
	$23,294	$-
Total Expenses
	23,294	-
Loss from operations
	23,294	-
Income tax	-	-
Interest expenses	-	-
Income tax (benefit)	-	-

Net Loss for the Period	$(23,294)	$-
Loss Per Share	$(0.00)	$-
Weighted Average Shares Outstanding	6,982,204	89,211

(See accompanying notes to unaudited condensed consolidated financial statements)

HURON VENTURES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	For the three months ended
	September 30,
	2003	2002

Cash Flows to Operating Activities

Net Loss for the Period	$(23,294)	$-
Adjustments to reconcile net loss to cash
Increase (decrease) in accounts payable and accrued
liabilities	5,732	-
Net Cash Used by Operating Activities	(17,562)	-
Cash Flows From Investing Activities	-	-
Cash Flows From Financing Activities	-	-
Increase (decrease) in Cash	(17,562)	-
Cash – Beginning of Period	20,000	-
Cash – End of Period
	$2,438	$-
Supplemental Disclosures
Interest paid	$–	$–
Income tax paid	–	–

(See accompanying notes to unaudited condensed consolidated financial statements)

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE A     SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2003 financial statements and footnotes thereto included in the Company’s Securities and Exchange Commission Form 10-SB.

Business and Basis of Presentation

Huron Ventures, Inc. (the “Company”) was formed on March 29, 2003 under the laws of the State of Delaware. The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. The Company’s predecessor, Calypso Enterprises, Inc. (“CEI”), was incorporated under the laws of the State of Delaware in March, 1997. CEI, formerly known as Americlean, Inc., operated a dry clean supply distribution business from its inception until December 2000 through its wholly owned subsidiaries, Boggs & Company, Inc. and JKG Group, Inc. In December 2000, CEI’s principal lender foreclosed on substantially all of its assets and CEI ceased operations. From the foreclosure through June 2003 CEI was an inactive company with no significant operations.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, CEI and Calypso Merger, Inc. Significant intercompany transactions have been eliminated in consolidation.

Advertising

The Company will recognize advertising expenses in accordance with SOP 93 7 “Reporting on Advertising Costs.” The Company did not incur advertising costs during the years ended June 30, 2003 and 2002.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, “Accounting for Income Taxes”.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE A     SUMMARY OF ACCOUNTING POLICIES (continued)

Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

For financial statement purposes, property and equipment will be depreciated using straight line method over their estimated useful lives (five years for furniture, fixtures and equipment). The straight line method of depreciation is also used for tax purposes.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The Company evaluates the recoverability of long lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE A     SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock Based Compensation Transition and Disclosure an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and the quarter ended September 30, 2003.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders equity. Foreign currency transaction gains and losses are included in the consolidated statement of operations.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE A     SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company’s condensed financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE A     SUMMARY OF ACCOUNTING POLICIES (continued)

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002,

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE A     SUMMARY OF ACCOUNTING POLICIES (continued)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “ Amendment of Statement of 133 on Derivative Instruments and Hedging Activities “, which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The adoption of this statement did not have a material impact on the Company's financial position.

NOTE B     DISPOSAL OF DISCONTINUED OPERATIONS

On June 15, 2003, the Company sold CEI, its wholly owned subsidiary, to an unrelated third party in exchange for $20,000. At the time of the sale, CEI had no material assets, substantial liabilities, negative book value and had not operated since December 2000. Net current liabilities consisted of third party accounts payable and accrued expenses incurred in connection with the subsidiaries dry cleaning supply distribution business. As a result of the sale, the Company de-recognized the $3,454,330 of unpaid and previously recorded liabilities. Accordingly, the Company recorded a net gain of $3,139,167 during the year ended June 30, 2003 in connection with the disposal of CEI.

NOTE C     COMMITMENTS AND CONTINGENCIES

Lease Commitment

Beginning in July 2003, the Company has entered into a month to month agreement for the use and continuous access to office facilities in exchange for $ 150 per month.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE C     COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company’s formerly owned subsidiary, CEI, and its wholly owned subsidiaries are subject to legal proceedings and claims which arose from the ordinary course of its business. The Company’s management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE D     CAPITAL STOCK

The Company has authorized 50,000,000 shares of common stock, with a par value of $.0001 per share. The Company has also authorized 5,000,000 shares of preferred stock, with a par value of $.0001 per share.

The Company’s predecessor, CEI (formerly known as Americlean, Inc.), operated a dry clean supply distribution business from its inception until December 2000 through its wholly owned subsidiaries, Boggs & Company, Inc. and JKG Group, Inc. In December 2000, CEI’s principal lender foreclosed on substantially all of its assets and CEI ceased operations. From the foreclosure through June 2003 CEI was an inactive company with no significant operations.

In October 2001, the Company’s Board of Directors approved a one (1) share for seventy five (75) share reverse stock split. The accompanying financial statements have been restated to give effect for the reverse split and the issuance of the shares of the Company’s common stock in exchange for previously incurred debt.

In May 2003, the Company issued to an entity controlled by the Company’s President and principal shareholder 6,462,993 shares of the Company’s common stock in exchange for previously incurred debt of $ 323,150. The common stock issued was valued at $.05 per share, which represents the fair value of the debt discharged and did not differ materially from the fair value of the stock issued.

Also in May 2003 the Company issued a total of 430,000 shares of common stock in a private placement to an entity controlled by the Company’s President and principal shareholder in exchange for $ 21,500, net of costs and fees.

In May 2003, CEI formed the Company as its wholly owned subsidiary, and the Company in turn formed Calypso Merger, Inc. (“CMI”) as its wholly owned subsidiary.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE D     CAPITAL STOCK (continued)

In June 2003, CEI merged with CMI, with CMI being the surviving entity. In consideration for the merger between CEI and CMI, holders of CEI common stock and preferred stock received, respectively, one share of common stock of the Company for each one share of common stock of CEI, and one share of preferred stock of the Company for each one share of preferred stock of CEI. As a result of the merger, 6,982,204 shares of CEI common stock and 600 shares of CEI Preferred Stock were converted, respectively, into 6,982,204 shares of common stock and 600 shares of Preferred Stock of the Company, the surviving entity. The common stock and preferred stock issued in the merger have the same rights and preferences as the common stock and preferred stock converted. Ownership and management as a result of the merger remained the same.

As of June 30, 2003, there are 6,982,204 shares of common stock and 600 shares of preferred stock outstanding, the latter designated as Series A Convertible Preferred Stock. Each share of preferred stock may be converted into shares of the Company’s common stock, at any time, on the basis of one share of preferred stock for that number of shares of common stock equal to $ 1,000 divided by the average closing bid price of the Company’s common stock for the five trading days immediately prior to the date of conversion, less a 25% discount. The preferred stock does not pay dividends and carries no dividend or voting rights.

NOTE E     STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non qualified employee stock option plan.

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 300.00	1,392	7.5	$ 300.00	1,392	$ 300.00

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE E     STOCK OPTIONS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average Price
	Number of Shares	Per Share

Outstanding at July 1, 2001	1,392	$ 300
Granted
Exercised
Canceled or expired
Outstanding at September 30, 2002	1,392	$ 300
Granted
Exercised
Canceled or expired
Outstanding at September 30, 2003	1,392	$ 300

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2003	2002
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.02%	n/a
Expected stock price volatility	26%	n/a
Expected dividend payout	-	-
Expected option life-years (a)	6	n/a
(a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $(23,294) and $(0) for the period ended September 30, 2003 and $(0) and $(0) for the period ended September 30, 2002, respectively.

NOTE F     RELATED PARTY TRANSACTIONS

In May 2003, the Company issued to an entity controlled by the Company’s President and principal shareholder 6,462,993 shares of the Company’s common stock in exchange for previously incurred debt of $ 323,150. The common stock issued was valued at $.05 per share, which represents the fair value of the debt discharged and did not differ martially from the fair value of the stock issued. Also in May 2003 the Company issued a total of 430,000 shares of common stock in a private placement to an entity controlled by the Company’s President and principal shareholder in exchange for $ 21,500, net of costs and fees.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
UNAUDITED

NOTE H     GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company has incurred losses from operations from its inception. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. Management anticipates the Company will improve its liquidity through the additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flow improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

ITEM 2.     PLAN OF OPERATION

Huron Ventures, Inc. (the "Company", "we" or "us") is a development stage company whose principal business purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As at the date hereof, we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and our management has not engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between ourselves and such other companies.

Background

We were incorporated May 29, 2003 as a wholly owned subsidiary of Calypso Enterprises, Inc., a Delaware corporation ("CEI"). On June 3, 2003 we were re organized pursuant to s.251(g) of the Delaware General Corporations Act as the parent holding company of Calypso Merger, Inc. ("CMI") the surviving company of a merger between CEI and CMI (the "Merger"). Prior to the Merger CMI was a wholly owned subsidiary of ours. See "Formation of Holding Company" below. CEI was incorporated in 1997 and its predecessors operations date back to 1941. Until 2000 CEI, through its wholly owned subsidiary Boggs & Company, Inc., operated a dry cleaning and commercial laundry supply business.

Calypso Enterprises, Inc.

CEI was incorporated in March of 1997 as Americlean, Inc. During the period from incorporation to March, 1999 its management was engaged in developing a business model for the dry cleaning and commercial laundry supply industry and negotiating to acquire companies in the dry cleaning industry.

On March 3, 1999 CEI acquired substantially all of the assets of Boggs & Company, Inc. and JKG Group, Inc. (collectively, "Boggs & Company") a dry cleaning supply distribution business with approximately 40 employees located in Charlotte, North Carolina with offices in Jacksonville, Florida. As consideration for the acquisition, CEI paid to Boggs & Companys stockholders a total of $100,000 in cash and 161,446 shares of CEIs common stock.

As part of this acquisition CEI assumed approximately $725,000 in liabilities in excess of assets purchased. In addition, CEI agreed to guarantee a credit facility provided by The CIT Group ("CIT") to Boggs & Company in the amount of up to $3,000,000.

During the period from March, 1999 through November, 1999 the business of Boggs & Company declined significantly and on November 17, 1999 CIT terminated the above reference credit facility effective February 15, 2000. Attempts by Boggs & Company to secure an alternative credit facility during the period November, 1999 through February, 2000 were unsuccessful and CIT terminated its credit facility pursuant to its agreement with Boggs & Company.

Following termination of the credit facility CIT took possession of the assets of Boggs & Company and liquidated same pursuant to the terms of the credit facility. In November of 2000 CIT presented CEI with a demand, pursuant to its guarantee of Boggs & Companys debts, in the amount of $347,983.94.

In December, 2000 CIT obtained a default judgement against CEI in the amount of $323,149.66 plus interest, attorneys fees and costs.

Following the liquidation of Boggs & Company by CIT, CEI did not engage in any business operations until August of 2001, at which time it filed its delinquent annual franchise tax filings with the Delaware Secretary of State.

Reorganization and Change of Name

On October 3, 2001 certain of CEIs stockholders holding a majority of its then outstanding common stock approved resolutions amending its Certificate of Incorporation by changing its name from Americlean, Inc. to "Calypso Enterprises, Inc." and consolidating its outstanding common stock by way of reverse stock split on the basis of 1 new share for each 75 then outstanding shares. The amended Certificate of Incorporation was filed with the Delaware Secretary of State on October 5, 2001. As a result of the foregoing, the number of CEI’s issued and outstanding common stock was reduced to 89,211.

Purchase of CIT Debt

In May of 2002 Big Sky Management Ltd. of Vancouver, British Columbia ("Big Sky"), approached CIT with the aim of acquiring the interest of CIT in CEI and Boggs & Company, including the credit facility, the guarantee and the judgement referred to above. Big Sky is a British Columbia corporation which is wholly owned by Mr. Eric Boehnke, a Vancouver based businessman.

On June 27, 2002 Big Sky entered into a purchase and sale agreement with CIT pursuant to which CIT agreed to sell to Big Sky all of its right, title and interest in and to the debts and other obligations of CEI and Boggs & Company to CIT for $15,000. This transaction closed on July 2, 2002 by the payment by Big Sky to CIT of the sum of $15,000.

Change of Control

On May 6, 2003 CEI’s sole director appointed Mr. Eric Boehnke to our board of directors and immediately thereafter resigned. CEI’s board of directors then appointed Mr. Boehnke as our President, Secretary and Treasurer.

On May 7, 2003 CEI issued to Big Sky 6,462,993 shares of its common stock at a price of $0.05 per share in full and complete settlement of CEI’s obligations to Big Sky. Big Sky concurrently forgave all obligations of Boggs & Company to it. Also on May 7, 2003 CEI issued to Big Sky 430,000 shares of its common stock at a price of $0.05 per share for $21,500 cash. As a result of the foregoing, Big Sky owned 6,892,993 shares of CEI’s common stock, being 98.72% of CEI’s issued and outstanding common stock.

The price per share of $0.05 was determined by CEI’s board of directors by reference to the bid and ask prices of its common stock on the over the counter market and was approved by a majority of CEI’s stockholders.

Formation of Holding Company

On May 29, 2003 we entered into an Agreement and Plan of Merger with CEI and CMI. Prior to the Merger we were a wholly owned subsidiary of CEI and CMI was a wholly owned subsidiary of ours. The Company and CMI were both incorporated on May 29, 2003 pursuant to the laws of the State of Delaware. Pursuant to the terms of the Merger and s. 251(g) of the Delaware General Corporation Law, CEI was merged with and into CMI, with CMI being the surviving company. As consideration for the Merger, each common stockholder of CEI was issued one share of our common stock and each preferred stockholder of CEI was issued one share of preferred stock in exchange for the shares of CEI held by them. The rights and preferences of the common stock and preferred stock issued in the Merger were identical to the rights and preferences of the common stock and preferred stock of CEI that these shares were exchanged for. The Agreement and Plan of Merger was filed with the Delaware Secretary of State on June 3, 2003 and was effective on that date. As a result of the foregoing CMI became our wholly owned subsidiary. The reorganization was effected for the purpose of re organizing us as a holding company under which we were the parent company of CMI with the exact same shareholder base as CEI had before the reorganization. Immediately after the reorganization, all of the assets and liabilities of CEI continued to be held by CMI.

Disposal of CMI

On June 15, 2003 we entered into a Transfer and Assignment agreement with Osaka Chemical Corp. ("Osaka") of Hong Kong pursuant to which we agreed to sell to Osaka all of our interest in and to CMI for $20,000. At the time of the sale, CMI had substantial accounts payable from its past business activities and no material assets other than cash of approximately $12,000 and certain chemical formulas used in the dry cleaning industry. The Transfer and Assignment agreement was approved by Big Sky, our majority shareholder, as required by s.271 of the Delaware General Corporation Law. Osaka is at arms length to us.

Current Operations

Since our reorganization as a holding company, we have not undertaken any business operations. Our plan of business is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As at the date hereof, we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and our management has not engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between ourselves and such other companies. We have no recent operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us. Our management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Liquidity and Capital Resources

As of September 30, 2003, we had a working capital deficit of $5,955. As a result of our operating losses during the three month period ended September 30, 2003, we generated a cash flow deficit of $17,562 from operating activities. No cash flow was provided by investing activities during the three month period ended September 30, 2003.

Additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

The independent auditors report on our June 30, 2003 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on our financial statements but may impact the accounting for grants or awards in a future period.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We are required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, we will discontinue the amortization of goodwill as of December 31, 2001. We do not believe that the adoption of FAS 141 or 142 will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock Based Compensation Transition and Disclosure an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of our stock at the date of the grant over the exercise price of the related option. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended June 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No.149, “ Amendment of Statement of 133 on Derivative Instruments and Hedging Activities “, which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The adoption of this statement did not have a material impact on the Company's financial position.

Product Research and Development

We do not anticipate incurring research and development expenditures during the next 12 months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Management and Number of Employees

We are in the development stage and currently have no full time employees. We do not anticipate hiring any full time employees during the next 12 months.

Eric Boehnke is our sole officer and director. There are no persons other than Mr. Boehnke who devote any of their time to our affairs. All references herein to our management are to Eric Boehnke. Mr. Boehnke is also the sole shareholder of Big Sky Management Ltd. Mr. Boehnke, as our president, has agreed to allocate a limited portion of his time to our activities after the effective date of this registration statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Boehnke and the potential demands of our activities.

The amount of time spent by Eric Boehnke on our activities is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Boehnke will actually be required to spend to locate a suitable target company. Mr. Boehnke estimates that our business plan can be implemented by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision, and he will not perform any services on our behalf until after this registration statement has been cleared by the Commission.

Search for Business Opportunities

Our search will be directed toward small and medium sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. We do not propose to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our majority stockholder.

In the event of a successful merger or acquisition, we may pay finders fee in the form of cash or common stock in the merged entity. The amount of any finders fee will be subject to negotiation, and cannot be estimated at this time.

We may merge with a company that has retained one or more consultants or outside advisors. In that situation, we expect that the target company will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company. Consequently, we are unable to predict how the amount of such compensation may be calculated at this time.

We will not restrict our search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds to finance the operation of any acquired business opportunity until such time as we have successfully consummated the merger or acquisition transaction unless such financing is part of such transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of our sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

We are subject to the reporting requirements of the Exchange Act. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as us following consummation of any merger or acquisition. Thus, in the event we successfully complete the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. We will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction. The audited financial statements of the acquired company must be furnished with 75 days following the effective date of a business combination.

When a non reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise, the successor company is required to provide in a Form 8 K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. The Commission treats these Form 8 K filings in the same way it treats the registration statements on Form 10 SB filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If we enter into a business combination with a non reporting company, such non reporting company will not receive reporting status until the Commission has determined that it will not review the 8 K filing or all of the comments have been cleared by the Commission.

Management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Notwithstanding the preceding, we have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

We are unable to predict when we may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to us that failure to complete a business combination will significantly restrict our business operation and force management to cease operations and liquidate the Company.

Acquisition of a Business Opportunity

In implementing a structure for a particular business combination, we may become a party to a merger,

consolidation, reorganization, joint venture, or licensing agreement with another entity. We may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by us or be purchased from our current principal stockholder by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. There are currently no arrangements that would result in a change of control of the Company.

It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have consummated a business combination and we are no longer considered a blank check company. Until such time as this occurs, we will not attempt to register any additional securities. There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. However, treatment as a tax free reorganization will not be a condition of any future business combination and if that is not the case, we will not obtain an opinion of counsel that the reorganization will be tax free.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

There are no present plans, proposals, arrangements or understandings to offer the shares of the post merger company to third parties if any mergers occur, and there is no a marketing plan to distribute the shares of the post merger company to third parties. Neither Mr. Boehnke, Big Sky Management Ltd. nor its officer, director, promoter, affiliates, or associates have had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

We intend to seek to carry out our business plan as discussed herein. In order to do so, we need to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with our on going reporting obligations. Eric Boehnke has agreed to advance funds to us to pay these expenses, until such time as we complete a business combination. There is no minimum or maximum amount Mr. Boehnke will loan to us. In the event that Mr. Boehnke fails to loan us funds to pay our expenses, we have not identified any alternative sources and there will be substantial doubt about our ability to continue as a going concern. We currently do not intend to raise funds, either debt or equity, from investors while we are is a blank check company, and we will not borrow any funds to make any payments to our management or his affiliates or associates.

Investment Company Act of 1940

Although, upon this registration statement becoming effective, we will be subject to regulation under the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be primarily engaged in the business of investing or trading in securities. In the event we engage in a business combination which results in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

As the controlling shareholder of the Company, Big Sky may participate in a business opportunity by purchasing, holding or selling the securities of such business. Big Sky does not, however, intend to engage primarily in such activities. Specifically, Big Sky intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Company Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act contains the definition of an "investment company," excluding any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority owned subsidiaries") the value of which exceeds 40% of the value of its total assets (exclusive of government securities and cash items). Additionally, Big Sky has fewer than 100 shareholders (of which there are currently only one) and is not making and does not intend to make a public offering of its securities. Management of Big Sky believes that Big Sky is not deemed to be an investment company by virtue of one of exemptions provided under the Investment Company Act of 1940, as amended.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Company’s revenue transactions being conducted in U.S. dollars.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

Changes in Internal Controls

There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claims.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 6,982,204 shares of common stock and stock options entitling the holders hereof to purchase an additional 1,392 shares as at September 30, 2003. There have been no changes in securities since the Company’s fiscal year end. The stock options are exercisable at a price of $300 per share and expire in 2009. The stock option agreements provide for the appropriate adjustment in the class and number of share issued upon exercise of the options upon the occurrence of certain events, including any subdivision, consolidation or reclassification of the Company’s share capital.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

Exhibit 31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON VENTURES INC.

November 14, 2003

/s/ Eric Boehnke

Eric Boehnke
President, Chief Financial Officer, Secretary and Director