Form 10QSB
period 2003-12-31
HURON VENTURES INC
filed 2004-02-17
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒  No ☐  and (2) has been subject to filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of December 31, 2003
Common Stock, $0.0001 per share	6,982,204

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Huron Ventures Inc at December 31, 2003 and June 30, 2003 and the consolidated statement of operations and consolidated statement of cash flow for the six months ended December 31, 2003 and 2002 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended December 31, 2003, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

HURON VENTURES INC.

HURON VENTURES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(unaudited)	(audited)
Assets

Current assets :
Cash	$187	$20,000
Total current assets	$187	$20,000

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$10,956	2,661
Total current liabilities	10,956	2,661

Stockholders’ equity (deficit) :
Preferred stock, par value $.0001 per share; 5,000,000 authorized, 600 shares issued and outstanding at December 31, 2003 and June 30, 2003

Common stock, par value $.0001 per share; 50,000,000 authorized,
6,982,204 issued and outstanding at December 31, 2003 and June 30, 2003	698	698
Additional paid-in capital	6,249,754	6,249,754
Accumulated deficit	(6,261,221)	(6,233,113)
Total stockholders’ equity (deficit)	(10,769)	17,339
	$187	$20,000

See accompanying notes to unaudited condensed consolidated financial statements.

HURON VENTURES INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2003	2002	2003	2002

Expenses:
General and Administrative
Expenses	$4,814	$-	$28,108	$-

Total Expenses	4,814	-	28,108	-

Loss from operations		-	(28,108)	-

Interest income (expenses)	-	-	-	-
Income (tax) benefit	-	-	-	-

Net Loss	$(4,814)	$-	$(28,108)	$-

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	6,982,204	89,211	6,982,204	89,211

See accompanying notes to unaudited condensed consolidated financial statements

HURON VENTURES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended
	December 31,
	2003	2002

Cash Flows from Operating Activities

Net loss from operating activities	$(28,108)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued liabilities	8,295	-
Net cash (used in) operating activities	(19,813)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase in cash and cash equivalents	(19,813)	-
Cash and cash equivalents at beginning of period	20,000	-
Cash and cash equivalents at end of period
	$187	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for taxes	–	–

See accompanying notes to unaudited condensed consolidated financial statements

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2003 financial statements and footnotes thereto included in the Company’s Securities and Exchange Commission Form 10-SB.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock Based Compensation Transition and Disclosure an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and adopted the interim disclosure provisions for its financial reports for the subsequent periods.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Net loss – as reported	$(4,814)	$-	$(28,108)	$-
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)	-	-	-	-
Deduct: Total stock based employee
compensation expense as reported under fair value
based method (SFAS No. 123)	-	-	-	-
Net loss – Pro Forma	$(4,814)	$-	$(28,108)	$-
Net loss attributable to common stockholders –
Pro forma	$(4,814)	$-	$(28,108)	$-
Basic (and assuming dilution) loss per share – as
reported	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic (and assuming dilution) loss per share – Pro
forma	$(0.00)	$(0.00)	$(0.00)	$(0.00)

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company’s results of operations or financial positions.

NOTE B - CAPITAL STOCK

The Company has authorized 50,000,000 shares of common stock, with a par value of $.0001 per share. The Company has also authorized 5,000,000 shares of preferred stock, with a par value of $.0001 per share.

In October 2001, the Company’s Board of Directors approved a one (1) share for seventy five (75) share reverse stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(UNAUDITED)

NOTE B - CAPITAL STOCK (Continued)

As of December 31, 2003, the Company has 6,982,204 shares of common stock and 600 shares of preferred stock issued and outstanding. The latter designated as Series A Convertible Preferred Stock. Each share of preferred stock may be converted into shares of the Company’s common stock, at any time, on the basis of one share of preferred stock for that number of shares of common stock equal to $ 1,000 divided by the average closing bid price of the Company’s common stock for the five trading days immediately prior to the date of conversion, less a 25% discount. The preferred stock does not pay dividends and carries no dividend or voting rights.

NOTE C - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non qualified employee stock option plan.

Options Outstanding			Options Exercisable
Weighted
Average
Remaining
	Number	Contractual Life	Number	Weighted Average
Exercise prices:	Outstanding	(Years)	Exercisable	ExercisePrice
$300.00	1,392	7.00	1,392	$300.00

Transactions involving stock options issued to employees are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at July 1, 2001	1,392	$300.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2002	1,392	$300.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June30, 2003	1,392	$300.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2003	1,392	$300.00

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $(28,108) and $(0.00) per share for the period ended December 31, 2003 and $(0) and $(0.00) per share for the period ended December 31, 2002, respectively.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(UNAUDITED)

NOTE D - SUBSEQUENT EVENTS

In January, 2004 the Company’s President and principal shareholder advanced to the Company a total of $70,000 for working capital purpose. The advances are unsecured, payable upon demand and do not bear interest.

Also in January, 2004 the Company entered into a consulting agreement with a registered broker dealer pursuant to which the Company paid the sum of $50,000 to assist the Company in developing, studying and evaluating business opportunities and merger and acquisition proposals and obtaining financing.

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

Background

We were incorporated on May 29, 2003 as a wholly owned subsidiary of Calypso Enterprises, Inc., a Delaware corporation ("CEI"). On June 3, 2003 we were re organized pursuant to s.251(g) of the Delaware General Corporations Act as the parent holding company of Calypso Merger, Inc. ("CMI") the surviving company of a merger between CEI and CMI (the "Merger"). Prior to the Merger CMI was a wholly owned subsidiary of ours. See "Formation of Holding Company" below. CEI was incorporated in 1997 and its predecessors operations date back to 1941. Until 2000 CEI, through its wholly owned subsidiary Boggs & Company, Inc., operated a dry cleaning and commercial laundry supply business.

Calypso Enterprises, Inc.

CEI was incorporated in March of 1997 as Americlean, Inc. During the period from incorporation to March, 1999 its management was engaged in developing a business model for the dry cleaning and commercial laundry supply industry and negotiating to acquire companies in the dry cleaning industry.

On March 3, 1999 CEI acquired substantially all of the assets of Boggs & Company, Inc. and JKG Group, Inc. (collectively, "Boggs & Company") a dry cleaning supply distribution business with approximately 40 employees located in Charlotte, North Carolina with offices in Jacksonville, Florida. As consideration for the acquisition, CEI paid to Boggs & Company’s stockholders a total of $100,000 in cash and 161,446 shares of CEI's common stock.

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

Following termination of the credit facility CIT took possession of the assets of Boggs & Company and liquidated same pursuant to the terms of the credit facility. In November of 2000 CIT presented CEI with a demand, pursuant to its guarantee of Boggs & Company’s debts, in the amount of $347,983.94.

In December, 2000 CIT obtained a default judgement against CEI in the amount of $323,149.66 plus interest, attorneys fees and costs.

Following the liquidation of Boggs & Company by CIT, CEI did not engage in any business operations until August of 2001, at which time it filed its delinquent annual franchise tax filings with the Delaware Secretary of State.

Reorganization and Change of Name

On October 3, 2001 certain of CEI's stockholders holding a majority of its then outstanding common stock approved resolutions amending its Certificate of Incorporation by changing its name from Americlean, Inc. to "Calypso Enterprises, Inc." and consolidating its outstanding common stock by way of reverse stock split on the basis of 1 new share for each 75 then outstanding shares. The amended Certificate of Incorporation was filed with the Delaware Secretary of State on October 5, 2001. As a result of the foregoing, the number of CEI’s issued and outstanding common stock was reduced to 89,211.

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

In order to facilitate the foregoing, on January 16, 2004 we entered into a one year Consulting Agreement with Kashner Davidson Securities Corporation, a registered broker-dealer in Sarasota, Florida, pursuant to which Kashner Davidson agreed to assist us in (i) developing, studying and evaluating business opportunities and merger and acquisition proposals, (ii) obtaining financing. Pursuant to the Consulting Agreement we paid Kashner Davidson the sum of $50,000.

Liquidity and Capital Resources

As of December 31, 2003, we had a working capital deficit of $10,769. As a result of our operating losses during the six month period ended December 31, 2003, we generated a cash flow deficit of $19,813 from operating activities. No cash flow was provided by investing activities during the six month period ended December 31, 2003.

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

Subsequent to December 31, 2003 our President, Secretary and Treasurer advanced to us by way of loan a total of $70,000. The advances are unsecured, payable upon demand and do not bear interest. The advances were used to pay the consideration due pursuant to our Consulting Agreement with Kashner Davidson and for general working capital purposes.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company’s results of operations or financial positions.

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

In order to facilitate the foregoing, on January 16, 2004 we entered into a one year Consulting Agreement with Kashner Davidson Securities Corporation, a registered broker-dealer in Sarasota, Florida, pursuant to which Kashner Davidson agreed to assist us in (i) developing, studying and evaluating business opportunities and merger and acquisition proposals, (ii) obtaining financing.

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

We intend to seek to carry out our business plan as discussed herein. In order to do so, we need to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with our on going reporting obligations. Eric Boehnke has agreed to advance funds to us to pay these expenses, until such time as we complete a business combination. There is no minimum or maximum amount Mr. Boehnke will loan to us. In the event that Mr. Boehnke fails to loan us funds to pay our expenses, we have not identified any alternative sources and there will be substantial doubt about our ability to continue as a going concern. We currently do not intend to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our management or his affiliates or associates.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 6,982,204 shares of common stock and stock options entitling the holders hereof to purchase an additional 1,392 shares as at December 31, 2003. There have been no changes in securities since the Company’s fiscal year end. The stock options are exercisable at a price of $300 per share and expire in 2009. The stock option agreements provide for the appropriate adjustment in the class and number of share issued upon exercise of the options upon the occurrence of certain events, including any subdivision, consolidation or reclassification of the Company’s share capital.

We currently have outstanding 600 shares of Series A Convertible Preferred Stock which are held by six stockholders. Each share of Series A Convertible Preferred Stock may be converted into shares of our common stock, at any time, on the basis of one share of preferred stock for that number of shares of common stock equal to $1,000 divided by the average closing bid price of our common stock for the five trading days immediately prior to the date of conversion, less a 25% discount. The Series A Convertible Preferred Stock does not pay dividends and carries no dividend or voting rights. As there are no limits on the number of shares of our common stock that could be issued upon conversion of our preferred stock, the lower the closing bid price of our common stock the greater number of shares of our common stock which could be issued upon conversion of our preferred stock. Accordingly, conversion of our Series A Convertible Preferred Stock may result in a change of control. In consideration for Eric Boehnke, our president, agreeing to take steps to effect our reorganization, the holder of our Series A Convertible Preferred Stock agreed not to convert any of their shares of Preferred Stock until December 31, 2003 unless otherwise agreed to by our board of directors. This date was subsequently extended to June 30, 2004.

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

HURON VENTURES INC.

February 16, 2004

/s/ Eric Boehnke

Eric Boehnke
President, Chief Financial Officer, Secretary and Director