Form 10QSB
period 2004-03-31
HURON VENTURES INC
filed 2004-05-11
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of March 31, 2004
Common Stock, $0.0001 per share	6,982,204

Transitional Small Business Disclosure Format (Check one):     Yes ☐      No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Huron Ventures Inc at March 31, 2004 and June 30, 2003 and the consolidated statements of losses and consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

HURON VENTURES INC.

HURON VENTURES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(unaudited)	(audited)

Assets
Current assets :
Cash and cash equivalents	$2,830	$20,000
Total current assets	$2,830	$20,000

Liabilities and (Deficiency in) Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,500	$2,661
Advance from related party (Note D)	70,000	-
Total current liabilities	73,500	2,661

(Deficiency in) stockholders’ equity:
Preferred stock, par value $.0001 per share; 5,000,000 authorized,
600 shares issued and outstanding at March 31, 2004 and June 30,
2003	-	-
Common stock, par value $.0001 per share; 50,000,000 authorized,
6,982,204 issued and outstanding at March 31, 2004 and June 30,
2003	698	698
Additional paid-in capital	6,249,754	6,249,754
Accumulated deficit	(6,321,122)	(6,233,113)
Total (deficiency in) stockholders’ equity	(70,670)	17,339
	$2,830	$20,000

See accompanying notes to unaudited condensed consolidated financial statements.

HURON VENTURES INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
UNAUDITED

	For the three months		For the nine months ended
	March 31,		March 31,
	2004	2003	2004	2003

Operating expenses:
Selling, general and
administrative expenses	$59,901	$-	$88,009	$-

Total operating expenses	59,901	-	88,009	-

Loss from operations	(59,901)	-	(88,009)	-

Interest income (expenses)	-	-	-	-
Income (taxes) benefit	-	-	-	-

Net loss	$(59,901)	$-	$(88,009)	$-

Loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Shares
Outstanding	6,982,204	89,211	6,982,204	89,211

See accompanying notes to unaudited condensed consolidated financial statements

HURON VENTURES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended March 31,
	2004	2003
Cash Flows from Operating Activities

Net loss from operating activities	$(88,009)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued liabilities	839	-
Net cash (used in) operating activities	(87,170)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advance from related party	70,000	-
Net cash provided by financing activities	70,000	-

Net (decrease) in cash and cash equivalents	(17,170)	-
Cash and cash equivalents at beginning of period	20,000	-
Cash and cash equivalents at end of period	$2, 830	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for taxes	–	–

See accompanying notes to unaudited condensed consolidated financial statements

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2003 financial statements and footnotes thereto included in the Company’s Securities and Exchange Commission Form 10-SB.

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
MARCH 31, 2004
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss – as reported	$(59,901)	$-	$(88,009)	$-
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)	-	-	-	-
Deduct: Total stock based employee
compensation expense as reported under fair value
based method (SFAS No. 123)	-	-	-	-
Net loss – Pro Forma	$(59,901)	$-	$(88,009)	$-
Net loss attributable to common stockholders –
Pro forma	$(59,901)	$-	$(88,009)	$-
Basic (and assuming dilution) loss per share – as
reported	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Basic (and assuming dilution) loss per share – Pro
forma	$(0.01)	$(0.00)	$(0.01)	$(0.00)

New Accounting Pronouncements

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company’s revenue recognition policies are consistent with this guidance; therefore, this guidance did not have an immediate impact on the company’s consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the consolidated financial statements.

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

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

As of March 31, 2004, the Company has 6,982,204 shares of common stock and 600 shares of preferred stock issued and outstanding. The latter designated as Series A Convertible Preferred Stock. Each share of preferred stock may be converted into shares of the Company’s common stock, at any time, on the basis of one share of preferred stock for that number of shares of common stock equal to $ 1,000 divided by the average closing bid price of the Company’s common stock for the five trading days immediately prior to the date of conversion, less a 25% discount. The preferred stock does not pay dividends and carries no dividend or voting rights.

In March, 2004 the Company’s President recommended to the holders of the Company’s Series A Convertible Preferred Stock that they convert their shares into common stock. Subsequent to the date of financial statements, all shareholders of the Company’s Series A Convertible Preferred Stock agreed to convert their shares into common stock at an effective price of $0.06 per share.

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding			Options Exercisable
Weighted
Average
Remaining
	Number	Contractual Life	Number	Weighted Average
Exercise Prices:	Outstanding	(Years)	Exercisable	Exercise Price
$300.00	1,392	6.75	1,392	$300.00

Transactions involving stock options issued to employees are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at July 1, 2001	1,392	$300.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2002	1,392	$300.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June30, 2003	1,392	$300.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2004	1,392	$300.00

HURON VENTURES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE C - STOCK OPTIONS (Continued)

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $(88,009) and $(0.01) per share for the period ended March 31, 2004 and $(0) and $(0.00) per share for the period ended March 31, 2003, respectively.

NOTE D - TRANSACTIONS WITH RELATED PARTIES

In January, 2004 the Company’s President and principal shareholder advanced to the Company a total of $70,000 for working capital purpose. The advances are unsecured, payable upon demand and do not bear interest. No formal repayments terms or arrangements exist.

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

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital deficit of $70,670. As a result of our operating losses during the nine month period ended March 31, 2004, we generated a cash flow deficit of $87,170 from operating activities. No cash flow was provided by investing activities during the nine month period ended March 31, 2004.

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

In January, 2004 our President, Secretary and Treasurer advanced to us by way of loan a total of $70,000. The advances are unsecured, payable upon demand and do not bear interest. The advances were used to pay the consideration due pursuant to our Consulting Agreement with Kashner Davidson and for general working capital purposes.

In order to clarify the Company’s capital structure and enhance the Company’s appeal to a potential merger candidate, in March, 2004 the Company’s President recommended to the holders of the Company’s Series A Convertible Preferred Stock that they convert their shares into common stock at a price of $0.06 per share.

In May, 2004 all of the holders of Series A Convertible Preferred Stock submitted conversion notices to convert their preferred shares into an aggregate of 10,000,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company’s revenue recognition policies are consistent with this guidance; therefore, this guidance did not have an immediate impact on the company’s consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company’s ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the consolidated financial statements.

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

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 6,982,204 shares of common stock and stock options entitling the holders hereof to purchase an additional 1,392 shares as at March 31, 2004. Except as stated herein, there have been no changes in securities since the Company’s fiscal year end. The stock options are exercisable at a price of $300 per share and expire in 2009. The stock option agreements provide for the appropriate adjustment in the class and number of share issued upon exercise of the options upon the occurrence of certain events, including any subdivision, consolidation or reclassification of the Company’s share capital.

We currently have outstanding 600 shares of Series A Convertible Preferred Stock which are held by 21 stockholders. Each share of Series A Convertible Preferred Stock may be converted into shares of our common stock, at any time, on the basis of one share of preferred stock for that number of shares of common stock equal to $1,000 divided by the average closing bid price of our common stock for the five trading days immediately prior to the date of conversion, less a 25% discount. The Series A Convertible Preferred Stock does not pay dividends and carries no dividend or voting rights. As there are no limits on the number of shares of our common stock that could be issued upon conversion of our preferred stock, the lower the closing bid price of our common stock the greater number of shares of our common stock which could be issued upon conversion of our preferred stock.

In order to clarify the Company’s capital structure and enhance the Company’s appeal to a potential merger candidate, in March, 2004 the Company’s President recommended to the holders of the Company’s Series A Convertible Preferred Stock that they convert their shares into common stock.

In May, 2004 all of the holders of Series A Convertible Preferred Stock submitted conversion notices to convert their preferred shares into an aggregate of 10,000,000 shares of the Company’s common stock.

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

May 11, 2004

/s/ Eric Boehnke

Eric Boehnke
President, Chief Financial Officer, Secretary and Director