Form 10QSB/A
period 2004-03-31
HURON VENTURES INC
filed 2004-05-19
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

May 18, 2004

/s/ Eric Boehnke

Eric Boehnke
President, Chief Financial Officer, Secretary and Director