Form 10KSB
period 2004-06-30
CANO PETROLEUM, INC
filed 2004-09-23
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004

CANO PETROLEUM, INC.

(Name of small business issuer in its charter)

Delaware	000-50386	98-0401645
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

The Oil & Gas Commerce Building 309 West 7th Street, Suite 1600, Fort Worth, TX		76102
(Address of principal executive offices)		(Zip Code)

Issuer’s telephone number: (817) 698-0900

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act: NONE

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State the issuer’s revenues for the most recent fiscal year: $7,958.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of September 3, 2004: $43,660,274 (10,597,154 shares at $4.12/ share).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,647,204 shares of common stock, $.0001 par value per share, as of September 3, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

We are an independent crude oil and natural gas production company, based in Fort Worth, Texas.  We are focused on acquiring undervalued properties, located primarily in Texas and Oklahoma that feature enhanced recovery opportunities.  Our strategy is to acquire mature oil fields with established reserves that have declined to marginal production levels, but possess significant remaining upside exploitation potential, and implement various secondary and tertiary enhanced oil recovery operations, including water and chemical floods, infill drilling and recompletions of existing wells. We were organized under the laws of the State of Delaware on May 29, 2003 as Huron Ventures, Inc. We did not conduct any business operations as Huron Ventures, Inc.  Prior to the Davenport Merger, as discussed below, Huron Ventures was inactive with no significant operations.

On July 2, 2004, we acquired 100% of the outstanding common of Ladder Companies, Inc. (d/b/a Ladder Energy Company), a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation, in consideration for approximately $2.2 million, net of operating income.  On September 14, 2004, we acquired oil and gas producing leases from the Nowata Oil Properties LLC for $2.5 million.  These two acquisitions are discussed in greater detail in “Item 6 – Plan of Operation.”

Davenport Merger

Transaction Summary

On May 28, 2004, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Davenport Acquisition Corp., an Oklahoma corporation, Davenport Field Unit, Inc., a Texas corporation, the shareholders of Davenport Field Unit, Cano Energy Corporation, a Texas corporation, and Big Sky Management Ltd., our principal stockholder (the “Merger Agreement”).  Our CEO, S. Jeffrey Johnson, is a principal shareholder in Cano Energy Corporation.

Under the terms of the Merger Agreement, we acquired 100% of Davenport Field Unit’s outstanding common stock in exchange for the issuance by us of 5,165,000 shares of our common stock to the Davenport Field Unit shareholders.  Additionally we agreed to place the sum of $1,650,000 into escrow to be disbursed approximately as follows: (1) $428,015 to Cano Energy Corporation on account of costs associated with the Davenport Property (described below); (2) $355,646 in connection with a note that we assumed held by Bluebonnet Resources Corporation; and (3) $866,339 to field improvements and drilling on the Davenport Property.  Under the terms of the Merger Agreement we agreed to pay $150,000 cash as directed by the Davenport Shareholders.  This $150,000 is included in the sum of $1,650,000 that we placed in escrow. Pursuant to the terms of the Merger Agreement, we changed our name to Cano Petroleum, Inc. on June 3, 2004.

The Davenport Field Unit shareholders comprise seven individuals who are now employed by Cano. Pursuant to the Merger Agreement, the 5,165,000 shares of common stock were placed in escrow.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals during the next two years (“performance shares”).  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.

Davenport Field Unit – Operations

Davenport Field Unit’s sole assets consist of a 100% working interest and a 65% net revenue interest in certain oil, gas and mineral leasehold estates and personal property related such leasehold estates located in Lincoln County, Oklahoma covering approximately 2,178 acres (the “Davenport Property”). Davenport Field Unit sells the production from its wells to one independent third party purchaser. We are paid at the prevailing posted price for Oklahoma sweet crude oil plus a bonus payment less certain marketing fees. We periodically review the price paid by our purchaser by comparing to other purchasers in the same area to ensure we receive a fair price for the crude oil production. Due to the number of possible purchasers, management does not believe that the loss of this purchaser would pose a significant risk to the continuity of Davenport Field Unit’s operations. Davenport Field Unit does not maintain significant inventories.

Davenport Property – History

The Davenport Property is a mature oil field that has previously undergone waterflood operations. The field containing the Davenport Property was discovered in 1924. Waterflood operations were commenced in 1950. The initial well and subsequent three-year development, consisting of approximately 180 wells on 10-acre spacing, was the work of Magnolia Petroleum, one of the predecessors to ExxonMobil Corp.

Over the next twenty-five years, these 180 wells produced approximately 12,000,000 barrels of oil. The individual leases were then “unitized” in March of 1950 to form the Davenport Property for the purpose of implementing a secondary recovery project (waterflood).

The waterflood operation accounted for an additional 10,000,000 barrels of oil production (bringing the total production of the field to 22,000,000 barrels of oil). The flood operated with no significant improvements being made after 1963. Uneconomic wells were plugged and abandoned, leaving only 62 wellbores today.

We believe that we can increase production and reserves at the Davenport Field Unit by drilling new wells, recompleting existing wells, and implementing modern secondary / tertiary oil recovery operations.  We believe ample opportunity exists since no improvements have been to the waterflood operations since 1963.

Growth Strategy

Increase Production and Reserves

Our growth strategy is to concentrate on the acquisition of mature fields with established reserves that have declined to marginal production levels, yet still possess significant remaining upside exploitation potential. Our focus on mature fields reduces the risk of drilling dry holes.  The properties we acquire provide opportunities to increase production and reserves through the implementation of mechanical and operational improvements, workovers, behind-pipe completions, secondary recovery operations, new development wells and other development activities.  A principal component of our strategy is to increase production and reserves through aggressive management of operations and low-risk development. We believe that our principal properties possess geologic and reservoir characteristics that make them well suited for production increases through drilling and other development programs. Additionally, we review operations and mechanical data on operated properties to determine if actions can be taken to reduce operating costs or increase production. Such actions include installing, repairing and upgrading lifting equipment, redesigning downhole equipment to improve production from different zones, modifying gathering and other surface facilities and conducting restimulations and recompletions. We may also initiate, upgrade or revise existing secondary recovery operations.

Drilling Evaluation

We are dedicated to the philosophy of buying long-lived assets in rich basins with sufficient geological complexity to warrant the use of technological improvements in drilling fluids, open-hole logging and casing/cementing techniques. Modern drilling fluids, as well as the additives now in use, reduce damage to producing reservoir rock and enhance production and longevity. Our relationships with major service companies provide us expertise in modern logging techniques and enables us to evaluate producing zones concerning fluid content, rock type, porosity and permeability, which adds significantly to our ability to improve production and reduce operating costs. We have generated an inventory of potential development drilling locations in both our Davenport Property and the Ladder properties. Our drilling plans primarily depend on market prices of oil and the availability and pricing of drilling equipment and supplies.

Significant Opportunities

We believe significant opportunities exist to acquire mature fields that have upside exploitation potential. Given the planned property divestitures of major energy companies, we believe ample opportunities will exist for larger strategic acquisitions to be made during 2004 and 2005. The major energy companies are focusing their attention and resources toward the discovery and development of large fields located outside the United States. One reason for this is that the major energy companies have larger internal overhead costs which prevent them from fully developing production from existing, mature fields. These factors contribute ample opportunities for smaller, independent companies, to purchase mature U.S. fields which have been vacated by major energy companies.

Pursuit of Selective Complementary Acquisitions

We seek to acquire long-lived producing properties with a high degree of operating control that contain opportunities to profitably increase natural gas and crude oil reserves and production levels through exploitation. Our reservoir enhancement techniques include the implementation of technically advanced reservoir management and long term cost improvement of field operations. We target acreage that we believe will expose us to high potential prospects located in areas that are geologically similar to neighboring areas with large developed fields.

Disciplined Approach

We intend to target potential acquisition candidates in a disciplined manner. We plan to focus on producing properties for which there is 50% or more potential available through utilization of secondary and tertiary recovery techniques.  Other metrics that we emphasize for acquisitions include rate of return and proven reserves. We are seeking properties that have relatively long reserve lives and highly predictable production profiles. We are seeking properties that have extensive production histories and production enhancement opportunities. While the properties may be geographically diversified, we intend to focus on producing fields that are concentrated within adjacent areas, allowing for economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. Because the recent economics of oil and gas have improved substantially, we expect our disciplined approach to keep us grounded and prevent overpaying for acquisition and development opportunities.

Prudent Use of Third Party Expertise

We plan to use our in-house expertise and employ independent engineers and geologists to aid in evaluating the economic merits of drilling plans and potential acquisitions.  We believe that the incremental cost of hiring independent engineering firms justifies the expense because they provide a check and balance on our acquisition and development plans.  Further, employing third party experts on a case-by-case basis enables us to keep our operating overhead low and adhere to our commitment to keep fixed costs low.

Working Interest Operator

We intend to be the working interest operator in a high proportion of our acquired and developed properties. This allows us to exercise more control over expenses, capital allocation, and the timing of development and exploitation activities in our fields. It also enables us to implement controls over our costs to ensure prudent expenditures.

Competition

We face competition from other oil and gas companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, and obtaining goods, services and labor.  Many of our competitors have substantially greater financial and other resources.  Factors that affect our ability to acquire producing properties include available funds, available information about the property and our standards established for minimum projected return on investment.  Since we are focusing on acquiring mature fields possessing large, underdeveloped reserves and have experience and expertise in exploiting these reserves, we believe that we can effectively compete in the market.

Governmental Regulation

General

The oil and gas business is subject to broad federal and state laws that are routinely under review for amendment or expansion. Various federal, state and local departments and agencies empowered to administer these laws have issued extensive rules and regulations binding on industry participants. Many of these laws and regulations, particularly those affecting the environment, have become more stringent in recent years, and some impose penalties for noncompliance, creating the risk of greater liability on a larger number of potentially responsible parties. The following discussion of the regulation we encounter is summary in nature and is not intended to cover all regulatory matters that could affect our operations.

State Regulation

We are subject to various regulation at the state and local levels. Such regulation includes requirements for drilling permits, the method of developing new fields, the spacing and operations of wells and waste prevention. The production rate may be regulated and the maximum daily production allowable from oil and gas wells may be established on a market demand or conservation basis. These regulations may limit production by well and the number of wells that can be drilled.

Federal Energy Bill

After failing to pass legislation in 2003, Congress is currently considering a new energy bill. The potential effect of this legislation is unknown, but it is expected to include certain tax incentives for oil and gas producers.

Federal Regulation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. A significant part of our oil production is transported by pipeline. Under rules adopted by the Federal Energy Regulatory Commission effective January 1995, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances. To date, these rules have had little effect on our oil transportation costs.

Environmental Regulation

Participants in the oil and gas industry are subject to numerous federal, state and local laws and regulations designed to protect the environment, including comprehensive regulations governing the treatment, storage and disposal of hazardous wastes. We may be subject to liability for violations of these laws and regulations. Liability for some of these violations may be unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages on claims by the state or private parties. Under regulations adopted by the Environmental Protection Agency and similar state agencies, producers must prepare and implement spill prevention control and countermeasure plans to deal with the possible discharge of oil into navigable waters. State and local permits or approvals may also be needed for wastewater discharges and air pollutant emissions. Violations of environment related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

We conduct our drilling and production activities to comply with all applicable environmental regulations, permits and lease conditions, and we monitor subcontractors under our turnkey drilling contracts for environment compliance. While we believe our operations conform to those conditions, we remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators of properties in which we own interests. In any of those events, we could be exposed to liability for clean-up costs or damages in excess of insurance coverage, and we could be required to remove improperly disposed waste, remediate property contamination or undertake plugging operations to prevent future contamination.  Our insurance policies provide for $1,000,000 general liability coverage for bodily injury and property damage including pollution, underground resources, blow out and cratering. In addition, we have $100,000 coverage for our contractual obligations to our service contractors using their equipment downhole. We have a “Hired and Non-Owned” Commercial Automobile liability limit of $1,000,000.  In addition, we have secured a $5,000,000 umbrella coverage in excess of the general liability and automobile liability.

Occupational Safety Regulations

We are subject to various federal and state laws and regulations intended to promote occupational health and safety. Although all of our wells are drilled by independent subcontractors under our “footage” or “day rate” drilling contracts, we have adopted environmental and safety policies and procedures designed to protect the safety of our own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. This program includes regular field inspections of our drill sites and producing wells by members of our operations staff and internal assessments of our compliance procedures. We consider the cost of compliance a manageable and necessary part of our business.

Federal, State or Native American Leases

Our operations on federal, state or Native American oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

Employees

As of September 3 2004, we had 7 employees, all of whom are full-time employees.  None of our employees are represented by a union.  We have never experienced an interruption in operations from any kind of labor dispute, and we consider the working relationships among the members of our staff to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at The Oil & Gas Commerce Building, 309 West 7th Street, Suite 1600, Fort Worth, TX 76102 and our telephone number is 817-698-0900. Our principal executive offices comprise approximately 6,317 square feet and are subject to a lease that expires on April 30, 2006 at a cost of $6,580 per month.

Oil and Gas Properties

Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

At June 30, 2004, we had estimated total proved crude oil reserves of 213,245 barrels, of which 12,608 barrels were proved producing reserves.  We have not reported our reserves to any federal authority or agency.

Production

Since the timing of our acquisitions occurred in close proximity to our June 30 year-end, our production quantities and operation expenses are limited and not representative of a full year of activity.  At June 30, 2004, our total net production was 233 barrels of oil and the average price received was $34 per barrel.

Productive Wells and Acreage

As of June 30, 2004, Cano had 62 productive wells (gross and net).  Cano had total acreage of 2,178 acres, consisting of 1,723 developed acres and 455 undeveloped acres.

Drilling Activity

As of June 30, 2004, we did not have any drilling activity.  During September 2004, we plan to begin drilling operations in which we are the 100% working interest owner.

Delivery Commitments

At June 30, 2004, we had no delivery commitments with our purchasers.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began quotation on the Over-The-Counter Bulletin Board on June 4, 2004 under the symbol “CAOP.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal 2004
COMMON STOCK	High	Low

First Quarter Ended September 30, 2003	—	—
Second Quarter Ended December 31, 2003	—	—
Third Quarter Ended March 31, 2004	—	—
Fourth Quarter ended June 30, 2004	$4.10	$0.45

As of September 7, 2004, our shares of common stock were held by approximately 90 stockholders of record.  The transfer agent of our common stock is Interwest Transfer Company, Inc.

Dividends

We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future.  There are no restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2004.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	-0	-	-0	-	-0	-

Equity compensation plans not approved by security holders	-0	-	-0	-	-0	-

Total	-0	-	-0	-	-0	-

As discussed in Item 1 under the caption “Davenport Merger,” the Merger Agreement specifies the Davenport Shareholders are to place their 5,165,000 shares of our common stock into escrow pursuant to the terms of a Management Stock Pool Agreement.  The following table summarizes these shares.

	Compensation Shares	Performance Shares	Total Shares
Executive Davenport Shareholders
S. Jeffrey Johnson	2,040,175	2,040,175	4,080,350
Michael J. Ricketts	232,425	232,425	464,850
Thomas D. Cochrane	232,425	232,425	464,850
Non-Executive Davenport Shareholders	154,950	—	154,950
Total Shares	2,659,975	2,505,025	5,165,000

The Management Stock Pool Agreement has the following terms:

•

In the event that either of Messrs. Johnson. Ricketts or Cochrane (the “Executive Davenport Shareholders”) resign prior to May 28, 2005, or in the event that any of the other Davenport Shareholders (the “Non-Executive Davenport Shareholders”) cease to be employees or directors of the Registrant prior to May 28, 2006, all shares issued to such shareholder will be cancelled and returned to treasury.

•

The Compensation Shares issued to each Executive Davenport Shareholder will be released to that Executive Davenport Shareholder on May 28, 2005. This release will be accelerated in the event that an Executive Davenport Shareholders is terminated without cause or resigns for good reason prior to May 28, 2005.

•	The Compensation Shares issued to each Non-Executive Davenport Shareholder remaining in escrow will be released to that Non-Executive Davenport Shareholder on May 28, 2006.

•	The Performance Shares will be released to the Executive Davenport Shareholders as the following performance milestones are met:

•

in the event that Cano achieves both of the following performance milestones at June 30, 2005 or September 30, 2005 one half of the Performance Shares issued to a particular Executive Davenport Shareholder are to be released from escrow:

		•	Cano has proven reserves of not less than 2,494 MBOE, and

		•	Cano has achieved a thirty day average barrel of oil per day production rate of not less than 1,547 barrels of oil per day.

•

in the event that Cano achieves both of the following performance milestones at June 30, 2006 one half of the Performance Shares issued to a particular Executive Davenport Shareholder are to be released from escrow:

		•	Cano has proven reserves of not less than 2,833 MBOE, and

		•	Cano has achieved a thirty day average barrel of oil per day production rate of not less than 1,521 barrels of oil per day.

•

In addition, in the event that Cano has proven reserves of not less than 3,777 MBOE at June 30, 2006 and has achieved a thirty day average barrel of oil per day production rate of not less than 2,028 barrels of oil per day at June 30, 2006, all of the Performance Shares are to be released.

•	Any Performance Shares not released from escrow above will be returned to treasury on or before October 31, 2006.

As of June 30, 2004, there were no shares released from the escrow pursuant to the Management Stock Pool Agreement.

Recent Sales of Unregistered Securities

Common Stock

On May 26, 2004, we issued 5,165,000 shares of our common stock as partial consideration for 100% of the outstanding common stock of Davenport Field Unit, Inc., a Texas corporation.  Such issuance was deemed exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and/or Regulation D, promulgated pursuant to the Act.

Preferred Stock Issuance

Series B - Concurrent with the closing of the Merger Agreement, we closed a financing with gross proceeds of $2,000,000 through the issuance of 2,000 shares of non-voting Series B Convertible Preferred Stock at a price of $1,000 per share.  The net proceeds were $1,865,894, net of issuance costs and accrued registration statement costs.  Each share of Series B Convertible Preferred Stock is convertible, at any time, by the holder into shares of our common stock at a price of $3.00 per share, subject to downward adjustment in the event that:

•                  Cano issues any common stock or securities convertible into common stock at an effective price of less than $3.00 per share until May 28, 2006, in which case the effective price shall be that lower price; and

•                  Cano fails to meet the performance goals that pertain to the issuance of 5,165,000 common shares to our employees as discussed in Note2, in which case the effective price shall be the lesser of (i) $3.00 per share or (ii) the average trailing five day bid price of Cano’s common stock on the over-the-counter Bulletin Board, less a 25% discount.

Series C – As of June 30, 2004, Cano had issued 1,400 shares of non-voting Series C Convertible Preferred Stock at a price of $1,000 per share.  The net proceeds were $1,265,894, net of issuance fees and accrued registration statement costs.  The terms of the Series C preferred stock are essentially identical to the Series B stock except the conversion price is $3.75 per share of common stock.

During July and August of 2004, we had received additional gross proceeds of $4.6 million from the sale of 4,600 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  This increased our total gross proceeds from the issuances of Series C preferred stock to $6.0 million.

The above sales of preferred stock were deemed exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act and/or Regulation D, promulgated pursuant to the Act.

Preferred Stock Conversion

Series A - During May 2004, all of the holders of Series A Convertible Preferred Stock submitted conversion notices to convert their preferred shares totaling 600 shares into an aggregate of 10,000,000 shares of Huron’s (predecessor to Cano) common stock.  Therefore, as of June 30, 2004, there was no Series A Preferred Stock.

ITEM 6. PLAN OF OPERATION

Forward-Looking Statements

The information in this annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Cano Petroleum, Inc. and subsidiaries and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

Plan of Operation

Overall Strategy

We are a growing independent oil and gas company engaged in acquisition and development activities.  Our growth strategy is to acquire mature fields with established oil and gas reserves that have declined to marginal production levels, yet still possess significant remaining upside exploitation potential.  We intend to increase production and reserves through drilling new wells and implementing other development programs, such as well workovers and secondary recovery operations.  Additionally, we will review existing operations to determine if actions can be taken to reduce operating costs.  Our focus on mature fields reduces the risk of drilling dry holes.

We believe significant opportunities exist to acquire mature fields that have upside potential. The major energy companies are focusing their attention and resources toward the discovery and development of large fields.  In addition, the major companies have larger internal overhead costs that prevent them from fully developing production from existing, mature fields.  Also, the recent economics of oil and gas market have improved substantially as prices have risen substantially. These factors contribute to provide ample opportunities for smaller, independent companies, to purchase mature U.S. fields that have been vacated by major energy companies.

We intend to target potential acquisition candidates in a disciplined manner.  By adhering to our disciplined approach, we plan to prevent overpaying for acquisition and development opportunities.

Our competitive advantage is our in-house expertise coupled with low internal overhead.  We will employ independent engineers and geologists to aid in evaluating the economic merits of drilling plans and potential acquisitions.  We believe that the incremental cost of hiring independent engineering firms justifies the expense because they provide a check and balance on our acquisition and development plans.  Further, employing third party experts on a case-by-case basis enables us to keep our operating overhead low and adhere to our commitment to keep fixed costs low.

Acquired Oil and Gas Properties

As of June 30, 2004, our oil and gas properties consisted of the Davenport Field Unit.  Subsequent to June 30, 2004, we purchased oil and gas properties via the acquisition of the Ladder Companies and the Nowata Oil Properties LLC.  These acquisitions are discussed in greater detail below.

On July 2, 2004, we acquired 100% of the outstanding common all of the outstanding common stock of Ladder Companies, Inc. (d/b/a Ladder Energy Company), a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation, in consideration for approximately $2.2 million, net of operating income.  Ladder Companies and Tri-Flow are engaged in oil and gas exploration and production.  Their assets include ownership of interests in 61 wells, including 51 that are located primarily in one field of approximately 4,500 acres in Grant County, Oklahoma.  Current net production from these wells is approximately 110 barrels of oil equivalent (“BOE”) per day and, based upon our engineer’s most recent estimate, proven reserves are 622,117 BOE, of which 468,556 BOE were proved producing reserves.  We expect to increase production on the existing wells through recompletions and remedial work.  There is also potential for drilling up to 16 additional wells and opportunities for deeper drilling.

On September 14, 2004, we acquired oil and gas producing leases from the Nowata Oil Properties LLC for $2.5 million.  The leases include more than 220 producing wells and are located in Nowata County, Oklahoma.  The effective date of the purchase is September 1, 2004.  The newly acquired wells are producing from the Bartlesville Sandstone in the Nowata Field on 4,500 acres of land in Nowata County, Oklahoma. Current net production is approximately 230 barrels of oil per day (bopd) and proved producing reserves are estimated at 995,753 barrels, based on a recent engineer’s report.

All three acquisitions are located in Oklahoma.  We do not intend to confine our acquisitions to Oklahoma; however, we will continue to pursue properties that meet our growth strategy.  We believe these acquisitions were consistent with our growth strategy of acquiring mature oil fields with proven reserves that possess significant upside exploitation potential.  We intend to drill new wells and implement extensive development activities, such as well workovers and secondary recovery operations.  We believe ample opportunity exists to increase production and reserves at these oil fields.

Financing

We intend to finance our acquisitions of oil and gas properties, the drill well program, and extensive development activities with a combination of issuances of equity, obtaining bank loans, and cash flow from operations.

As of June 30, 2004, we had received net proceeds of $3.1 million from the sale of Series B and C Convertible Preferred Stock, as discussed in Item 5 – “Recent Sales of Unregistered Securities.”  During July and August of 2004, we had received additional gross proceeds of $4.6 million from the sale of 4,600 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  Therefore, we have received a combined $7.7 million of net proceeds from the sale of preferred stock.  We will consider future issuances of equity as a source of cash to fund our operations.

Banks will typically lend to oil and gas companies based on the value of the proved developed reserves, defined as reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.  During the fourth quarter of 2004, we intend to seek a bank loan secured by our proved producing reserves to provide a source of cash to fund our operations.

We expect our cash flow from operations to fund our general and administrative costs and be used to support our field operations.

Pro Forma Results (Unaudited)

The following condensed pro forma balance sheet and summary of reserves gives effect to all the acquisition and financing activities as if they had occurred on or before June 30, 2004.  This information is provided for comparison purposes only and is not indicative of the financial results that would have occurred had these activities actually occurred on or before June 30, 2004.  The actual results could differ.

		Subsequent Activity
Amounts in $000s	Actual Balance 6/30/2004	Preferred Stock Financing	Ladder Acquisition	Nowata Acquisition	Pro Forma Balance
Assets
Cash	$2,442	$4,600	$(2,249)	$(2,500)	$2,293
O&G properties, net	757	—	2,249	2,500	5,506
Other	142	—	—	—	142
Total	$3,341	$4,600	$—	$—	$7,941

Liabilities / Stockholders’ Equity
Liabilities	$408	—	—	—	$408
Equity	2,933	4,600	—	—	7,533
Total	$3,341	$4,600	$—	$—	$7,941

Reserves:
Oil (bbls)	213,245	—	231,807	995,753	1,440,805
Gas (mcf)	—	—	2,341,858	—	2,341,858

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2004 or as of the date of this report.

SIGNIFICANT ACCOUNTING POLICIES

Summary and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiary.  Intercompany accounts and transactions are eliminated.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  Significant assumptions are required in the valuation of proved oil and gas reserves, which may affect the amount at which oil and gas properties are recorded.  It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements.  We believe the following accounting policies are essential to the understanding of our financial statements.  Also, these policies are unique to the oil and gas industry and have a significant impact to our financial statements.

Oil and Gas Properties and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells.  Exploratory geological and geophysical costs are expensed as incurred.  All developmental costs are capitalized.  We generally pursue acquisition and development of proved reserves as opposed to exploration activities.  The property costs reflected in the accompanying balance sheet are from the acquisition of producing properties from other oil and gas companies.

Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and gas reserves.  Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

If conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties.  If impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant undeveloped properties is assessed on a property-by-property basis, and impairment of other undeveloped properties is assessed and amortized on an aggregate basis.

Asset Retirement Obligation

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred.  Oil and gas producing companies incur this liability upon acquiring or drilling a well.  Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the balance sheet.  Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

Revenue Recognition and Major Customer

Crude oil revenue is recognized when Cano’s share of oil production is sold.  The oil production is purchased by a single, independent crude oil purchaser.  We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from our current purchaser.

ITEM 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with our acquisition of the Davenport Field Unit, Inc., we dismissed Russell Bedford Stefanou Mirchandani LLP as our certifying accounts and replaced them with Hein & Associates LLP.  Both the dismissal of Russell Bedford Stefanou Mirchandani LLP and the selection of Hein & Associates LLP were authorized and approved by our Board of Directors, and were effective on July 13, 2004.

During the past two years or any subsequent interim period: (i) we have not received an adverse opinion or disclaimer of opinion from Russell Bedford Stefanou Mirchandani LLP, but the audit reports for the years ended June 30, 2003 and 2002 contained an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern; (ii) their opinions were not qualified or modified as to uncertainty, audit scope or accounting principles, and (iii) there have been no disagreements with Russell Bedford Stefanou Mirchandani LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Russell Bedford Stefanou Mirchandani LLP, would have caused them to make reference to the subject matter of the disagreement in their report.  In particular, there were no “reportable events,” as such term is defined in Item 304 (a)(1)(v) of Regulation S-K, during the past two years or any subsequent interim period through July 13, 2004.  Russell Bedford Stefanou Mirchandani LLP has provided us with a letter confirming the statements in this paragraph.

Hein & Associates LLP was engaged on or about May 24, 2004, to audit Davenport Field Unit, Inc. in connection with the acquisition of that entity.  Hein & Associates LLP was also engaged by us on or about May 19, 2004, to audit the Ladder Companies in connection with our acquisition of the stock of the Ladder Companies.  During the past two years or any subsequent interim period, Hein & Associates LLP has not consulted with us on any of the matters referenced in Item 304 (a)(2)(i) or (ii) of Regulation S-K, and Hein & Associates LLP has provided us with a letter to this effect.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no significant change our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Our directors receive no compensation for their services as board members but are reimbursed for expenses incurred by them in connection with attending board meetings. All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of, the board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
S. Jeffrey Johnson	39	Chief Executive Officer and Chairman of the Board of Directors
Michael J. Ricketts	46	Chief Financial Officer, Principal Accounting Officer and Director
Thomas D. Cochrane	41	Executive Vice President of Oil & Gas Operations
Donne D. Dent	70	Director

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

S. Jeffrey Johnson, Chief Executive Officer and Chairman.  Mr. Johnson was appointed Chief Executive Officer on May 28, 2004 and Chairman on June 25, 2004.  Prior to joining Cano, Mr. Johnson served as the Chief Executive Officer of Cano Energy Corporation from 2001 through 2004, and he served as the Chief Executive Officer of Scope Operating Company from 1997 through 2004.

Michael J. Ricketts, Chief Financial Officer and Director.  Mr. Ricketts was appointed Chief Financial Officer on May 28, 2004 and was elected to our Board of Directors on June 25, 2004.  Mr. Ricketts is a Certified Public Accountant. Prior to joining Cano, Mr. Ricketts was employed by TNP Enterprises, Inc. and its subsidiaries, Texas-New Mexico Power Company and First Choice Power for 15 years.  He served as Director, Treasury from 2003 to 2004.  He served as Director, Business Development from 2002 – 2003.  He was the Controller and Assistant Controller from 1998- 2002.

Thomas D. Cochrane, Executive Vice-President of Oil & Gas Operations.  Mr. Cochrane was appointed Executive Vice-President of Oil & Gas Operations on May 28, 2004.  .. Prior to joining Cano, Mr. Cochrane spent his entire 15 year career with ExxonMobil Oil.  From 2003 – 2004, he served as the Supervisor – Drill Well Review Team.  From 2000 – 2003, he was the Reservoir Engineer.  From 1998 – 2000, he was the Maintenance and Reliability Foreman.

Donnie D. Dent, Director.  Mr. Dent was elected to our Board of Directors on June 25, 2004.  Prior to 1998, Mr. Dent was employed with various oil and gas companies.  From 1995 to 1998, Mr. Dent served as President and CEO of RUSA Oil, Ltd., a company jointly formed by Dresser Industries and Petro-Hunt Corporation and engaged in the exploration and development of two large oil fields in Siberia.  . From 1991 to 1998 Mr. Dent served as a General Director of Khantymansiysknnefthunt, a Russo-American oil and gas joint venture. Prior to 1991 he was President of Box Energy Corporation Executive and Vice President at OKC Limited Partnership. Mr. Dent has also served as General Counsel at Mesa Petroleum Corporation and as a staff attorney for Gulf Oil Corporation.

Audit Committee

We do not have a separately designated standing audit committee, or a committee performing similar functions.  We also do not have an audit committee financial expert (as defined in Item 401 of Regulation S-B).

Code of Ethics

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.  The Code of Ethics is filed herewith as Exhibit 14.1

Compensation of Directors

We do not currently pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy in the future. We also have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Jeffrey Johnson, CEO and Chairman	1	1	0
Michael J. Ricketts, CFO, Principal Accounting Officer and Director	1	1	0
Thomas D. Cochrane, Executive V.P., Oil and Gas Operations	1	1	0
Donne D. Dent, Director	1	1	0

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal year ended June 30, 2004.

								Long-Term Compensation
		Annual Compensation						Awards				Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)		Securities Under- lying Options/ SARs (#)		LTIP Payouts ($)		All Other Compen- sation ($)
S. Jeffrey Johnson, CEO and Chairman	2004	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-

Employment Agreements

S. Jeffrey Johnson. Pursuant to the terms of an Employment Agreement dated May 28, 2004, we appointed Mr. Johnson as our Chief Executive Officer and President for a term of two years ending June 30, 2006. We also agreed to appoint Mr. Johnson to our board of directors, subject to compliance with applicable law. We agreed to pay Mr. Johnson a base salary of $250,000 during the first year of his agreement and $267,500 in the second year. In addition, we agreed to consider Mr. Johnson for an annual bonus (to be determined by our board of directors) of up to an additional $100,000 (to be paid in common stock based on the greater of $3.00 per share or the average closing price for the five days preceding the grant).

Michael J. Ricketts. Pursuant to the terms of an Employment Agreement dated May 28, 2004, we appointed Mr. Ricketts as our Chief Financial Officer and Secretary for a term of two years ending June 30, 2006. We also agreed to appoint Mr. Ricketts to our board of directors, subject to compliance with applicable law. We agreed to pay Mr. Ricketts a salary of $115,000 during the first year of his agreement and $123,050 in the second year.  In addition, we agreed to consider Mr. Ricketts for an annual bonus (to be determined by our board of directors) of up to an additional 20% of his annual salary.

Thomas D. Cochrane. Pursuant to the terms of an Employment Agreement dated May 28, 2004, we appointed Mr. Cochrane as our Executive Vice-President (Oil & Gas Operation) for a term of two years ending June 30, 2006. We agreed to pay Mr. Cochrane a salary of $125,000 during the first year of his agreement and $133,750 in the second year as well as a $35,000 signing bonus.  In addition, we agreed to consider Mr. Cochrane for an annual bonus (to be determined by our board of directors) of up to an additional 20% of his annual salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 7, 2004 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Ownership (3)
S. Jeffrey Johnson	4,080,350	26.08%
Michael J. Ricketts	464,850	2.97%
Thomas D. Cochrane	464,850	2.97%
Donnie D. Dent	40,000	*
All officers and directors as a group (four persons)	5,050,050	32.27%

*        Less than 1%.

(1)                                      Except as otherwise indicated, the address of each beneficial owner is c/o Cano Petroleum, Inc., 309 West 7th Street, Suite 1600, Fort Worth, Texas 76102.

(2)                                      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)                                      Based on 15,647,204 shares outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the terms of the Merger Agreement, Eric Boehnke, our former CEO, former CFO, former Secretary and former Director agreed to return to our treasury a total of 6,500,000 shares of common stock and forgive debts owed to him by us in the amount of $70,000. As a result of the foregoing, Eric Boehnke retained 392,993 shares of our common stock.

In addition to the preceding transaction, the following related party transactions were pursuant to the Merger Agreement.

1.               We agreed to provide accounting services to Cano Energy Corporation based on cost plus a 10% incremental margin during a three-month transitional period.

2.               We agreed to hire Vaca Operating LLC, an affiliate of CEC, to act as operator for the Davenport Property.  Vaca operated the Davenport Property through June 30, 2004.  Pursuant to the acquisition of Ladder (as discussed in Note 9), Vaca no longer operates the Davenport Property.

Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger made as of the 26th day of May 2004, by and among Huron Ventures, Inc. Davenport Acquisition Corp., Davenport Field Unit Inc., the shareholders of Davenport Field Unit Inc., Cano Energy Corporation and Big Sky Management Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on June 8, 2004).

2.2	Management Stock Pool Agreement (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
2.3	Investment Escrow Agreement (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
2.4

Stock Purchase Agreement dated June 30, 2004, by and between Petroleum, Inc., as Buyer, and Jerry D. Downey and Karen S. Downey, as Sellers (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 15, 2004).

3.1

Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed with the Securities and Exchange Commission on September 4, 2003).

3.2	Certificate of Ownership, amending the Company’s Certificate of Incorporation.
3.3	Bylaws (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed with the Securities and Exchange Commission on September 4, 2003).
4.1	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on June 8, 2004).
4.2	Certificate of Designation for Series C Convertible Preferred Stock (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 15, 2004).
10.1	Employment Agreement of S. Jeff Johnson (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
10.2	Employment Agreement of Michael Ricketts (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
10.3	Employment Agreement of Tom Cochrane (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
10.4

Purchase and Sale Agreement, dated August 16, 2004, by and between Cano Energy Corporation and Cano Petroleum, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 25, 2004).

14.1	Code of Ethics
16.1	Letter of Russell Bedford Stefanou Mirchandani LLP dated July 13, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 15, 2004).
16.2	Letter of Hein & Associates LLP dated July 14, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 15, 2004).
21.1	List of Subsidiaries.
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On June 8, 2004, we filed a Form 8-K, under Items 1, 2, 5 and 7.  In the Form 8-K, we reported an acquisition of assets and a change in control pursuant to an Agreement and Plan of Merger, dated May 26, 2004.  We also reported two financing arrangements through the issuance of preferred equity.  With the Form 8-K, we filed balance sheets of Davenport Field Unit LLC as of March 31, 2004 and 2003, and the related statements of operations and member’s equity, and cash flows for each of the years then ended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

Hein & Associates, LLP is our independent registered public accountant. Our Board of Directors has considered whether the provision of audit services is compatible with maintaining auditor independence.  As discussed in Item 8, Russell Bedford Stefanou Mirchandani LLP was the principal accountants prior to Hein & Associates, LLP.

Audit fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $12,400 for the year ended June 30, 2004.

All Other Fees

For the year ended June 30, 2004, we incurred fees from Hein totaling $30,246 in connection with their services to audit Davenport Field Unit, Inc. and to audit the Ladder Companies.  These fees were incurred before Hein was selected to be our principal accountants.  This is further discussed in Item 8.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Dated:	September 23, 2004	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Dated:	September 23, 2004	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ S. Jeffrey Johnson	Chief Executive Officer and	September 23, 2004
S. Jeffrey Johnson	Chairman of the Board

/s/ Michael J. Ricketts	Chief Financial Officer,	September 23, 2004
Michael J. Ricketts	Principal Accounting Officer
and Director

/s/ Donnie D. Dent	Director	September 23, 2004
Donnie D. Dent

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cano Petroleum, Inc.

Fort Worth, Texas

We have audited the consolidated balance sheet of Cano Petroleum, Inc. (formerly Huron Ventures, Inc.) and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cano Petroleum, Inc. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Hein & Associates LLP
Dallas, Texas
September 10, 2004

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Huron Ventures, Inc.

Vancouver, BC

We have audited the accompanying consolidated balance sheets of Huron Ventures, Inc. (“Company”) as of June 30, 2003 and 2002 and the related consolidated statements of operations,  stockholders’ equity, and cash flows for the two years then ended .  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huron Ventures, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the two year period ended June 30, 2003, in conformance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note I to the financial statements, from its inception the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note I.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
July 29, 2003

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

As of June 30, 2004

ASSETS

Current assets
Cash and cash equivalents	$1,575,279
Restricted cash	866,339
Accounts receivable	13,363
Total current assets	2,454,981

Oil and gas properties, successful efforts method	762,000
Less accumulated depletion and depreciation	(4,533)
Net oil and gas properties	757,467

Investment in Ladder	26,950
Goodwill	101,166
TOTAL ASSETS	$3,340,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,284
Accrued liabilities	322,243
Total current liabilities	323,527
Long-term liabilities
Asset retirement obligations	84,272
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock
Series A, no shares issued or outstanding	—
Series B; 8,000 shares authorized and 2,000 shares issued and outstanding (liquidation preference of $2,000,000)	1,865,894
Series C; 8,000 shares authorized and 1,400 shares issued and outstanding (liquidation preference of $1,400,000)	1,265,894
Common stock, par value $.0001 per share; 50,000,000 shares shares authorized; 15,647,204 issued and outstanding at June 30, 2004 (including 5,165,000 shares contingently held in escrow)	1,565
Additional paid-in capital	8,643,137
Accumulated deficit	(6,616,319)
Deferred compensation	(2,227,406)
Total stockholders’ equity	2,932,765
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,340,564

See accompanying notes to these financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended June 30,
	2004	2003
Operating Revenues:
Crude oil sales	$7,958	$—

Operating Expenses:
Lease operating expenses	44,921	—
Selling, general, and adminstrative	244,176	12,148
Deferred compensation expense	96,844	—
Accretion of asset retirement obligations	690	—
Depletion and depreciation	4,533	—
Total operating expenses	391,164	12,148

Loss from continuing operations	(383,206)	(12,148)

Income on disposal of discontinued operations, net	—	3,139,167

Net income (loss)	$(383,206)	$3,127,019

Net income (loss) per share - basic and diluted
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	—	4.79
Net income (loss) per share	$(0.05)	$4.77

Weighted average common shares outstanding
Basic and diluted	7,311,505	655,798

See accompanying notes to these financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWO YEAR PERIODS ENDED JUNE 30, 2004

	Preferred Stock
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
Balance at July 1, 2002	600	$—	—	$—	—	$—	89,211	$9	$5,905,793	$(9,360,132)	$—	$(3,454,330)

Common shares issued on May 7, 2003 in exchange for cash at $0.05 per share	—	—	—	—	—	—	430,000	43	21,457	—	—	21,500

Common shares issued on May 7, 2003 in exchange for previously incurred debt at $0.05 per share	—	—	—	—	—	—	6,462,993	646	322,504	—	—	323,150

Net income	—	—	—	—	—	—	—	—	—	3,127,019	—	3,127,019

Balance at June 30, 2003	600	—	—	—	—	—	6,982,204	698	6,249,754	(6,233,113)	—	17,339

To recognize forgiveness of debt by principal stockholder in May 2004	—	—	—	—	—	—	—	—	70,000	—	—	70,000

To record retired common shares returned by principal stockholder in May 2004 at cost	—	—	—	—	—	—	(6,500,000)	(650)	650	—	—	—

Preferred Series A shares converted to common shares during May 2004	(600)	—	—	—	—	—	10,000,000	1,000	(1,000)	—	—	—

Common shares issued to Cano’s employees held in escrow, net of deferred compensation, during May 2004	—	—	—	—	—	—	5,165,000	517	2,323,733	—	(2,324,250)	—

Net proceeds from issuance of Series B Preferred Stock during May 2004	—	—	2,000	1,865,894	—	—	—	—	—	—	—	1,865,894

Net proceeds from issuance of Series C Preferred Stock during June 2004	—	—	—	—	1,400	1,265,894	—	—	—	—	—	1,265,894

Deferred compensation expense	—	—	—	—	—	—	—	—	—	—	96,844	96,844

Net loss	—	—	—	—	—	—	—	—	—	(383,206)	—	(383,206)

Balance at June 30, 2004	—	$—	2,000	$1,865,894	1,400	$1,265,894	15,647,204	$1,565	$8,643,137	$(6,616,319)	$(2,227,406)	$2,932,765

See accompanying notes to these financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended June 30,
	2004	2003
Cash flow from operating activities:
Loss from continuing operations	$(383,206)	$(12,148)
Adjustments needed to reconcile net cash flow used in operations:
Accretion of asset retirement obligations	690	—
Depletion and depreciation	4,533	—
Deferred compensation expense	96,844
Income from disposal of discontinued operations, net	—	3,139,167
Common stock exchanged for previously incurred debt	—	323,150

Changes in assets and liabilities relating to operations:
Accounts receivable	(9,363)	—
Accounts payable	(429,392)	2,661
Accrued liabilities	85,967	—
Net liabilities discontinued operations, net	—	(3,462,317)

Net cash used in operations	(633,927)	(9,487)

Cash flow from investing activities:
Merger with Davenport, net of cash acquired	(355,569)	—
Payments related to acquisition of Ladder Company	(26,950)	—
Cash restricted for development activities	(866,339)	—
Proceeds from sale of assets, net	—	20,000
Cash disposed of in connection with sale of discontinued operations	—	(12,013)
Net cash provided by (used in) investing activities	(1,248,858)	7,987

Cash flow from financing activities:
Proceeds from issuance of preferred stock, net	3,368,064	—
Loan by principal stockholder	70,000
Proceeds from issuance of common stock, net	—	21,500
Net cash from financing activities	3,438,064	21,500

Net increase in cash and cash equivalents	1,555,279	20,000

Cash and cash equivalents at beginning of period	20,000	—

Cash and cash equivalents at end of period	$1,575,279	$20,000

Supplemental disclosures of cash flow information:
Common stock issued in exchange for previously incurred debt	$—	$323,150
Liabilities disposed of in disposition of business, net	$—	$3,131,180
Cash received in disposition of business	$—	$20,000

Supplemental disclosure of noncash transactions:
Issue common stock for deferred compensation	$2,324,250	$—
Forgiveness of loan payable by principal stockholder	$70,000	$—

See accompanying notes to these financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

1.              ORGANIZATION

Cano Petroleum, Inc. (“Cano”) is an independent crude oil and natural gas production company, based in Fort Worth, Texas.  We are engaged in the acquisition, development, operation, and exploration of oil and gas properties. We were originally organized under the laws of the State of Delaware on May 29, 2003 as Huron Ventures, Inc.  Cano was involved in the merger of Huron Ventures, Inc. (“Huron”) and several entities, including the Davenport Field Unit (“Davenport”), on May 28, 2004.

The merger was financed by the issuance of Series B and Series C preferred stock totaling $2 million and $1.4 million, respectively, as of June 30, 2004.  The merger and the preferred stock issuances are discussed in greater detail in Notes 2 and 4, respectively.

Effective with the merger, Huron changed its name to Cano Petroleum, Inc.  The consolidated financial statements include the historical operations of Huron from its inception, and Davenport from the date of the merger.  Prior to the merger, Huron was inactive with no significant operations.  Refer to Note 7 for a discussion of discontinued operations.

Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiary.  Intercompany accounts and transactions are eliminated.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates.  Significant assumptions are required in the valuation of proved oil and gas reserves, which may affect the amount at which oil and gas properties are recorded.  It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Oil and Gas Properties and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells.  Exploratory geological and geophysical costs are expensed as incurred.  All developmental costs are capitalized.  We generally pursue acquisition and development of proved reserves as opposed to exploration activities.  The property costs reflected in the accompanying balance sheet were acquired in the merger.  Cano had capitalized costs for its oil and gas properties of $762,000 at June 30, 2004.

Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and gas reserves.  Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

If conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties.  If impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant undeveloped properties is assessed on a property-by-property basis, and impairment of other undeveloped properties is assessed and amortized on an aggregate basis.

Asset Retirement Obligation

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred.  Oil and gas producing companies incur this liability upon acquiring or drilling a well.  Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the balance sheet.  Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

Goodwill

The amount paid for the transaction described in Note 2 in excess of the fair value of the net assets acquired has been recorded as “Goodwill” in the Consolidated Balance Sheet.  Goodwill is not amortized, but is assessed for impairment annually or whenever conditions would indicate impairment may exist.

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

Revenue Recognition and Major Customer

Crude oil revenue is recognized when Cano’s share of oil production is sold.  The oil production is purchased by a single, independent crude oil purchaser.  We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from our current purchaser.

Income Taxes

Cano began its oil and gas operations on May 28, 2004.  At June 30, 2004, Cano had incurred a net loss. Since Cano has not yet generated book or tax income, these financial statements do not reflect a provision for income taxes.

Deferred tax assets or liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities.  These balances are measured using tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible preferred stock.

The weighted average shares used in the basic net income (loss) per common share computations for June 30, 2004 and 2003 were 7,311,505 shares and 655,798 shares, respectively.  This excludes 5,165,000 shares issued to Cano employees that are held in escrow as discussed in Note 2.

At June 30, 2004, the convertible preferred stock was anti-dilutive and, therefore, its 1,040,000 shares are not included in the loss per share calculation.

Foreign Currency Translation

Huron (predecessor to Cano) translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders equity. Foreign currency transaction gains and losses are included in the consolidated statement of operations.  Effective with the merger discussed in Note 2, Cano no longer has transactions involving foreign currency translation.

2.              MERGER

On May 28, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Davenport Acquisition Corp., an Oklahoma corporation; Davenport Field Unit, Inc., a Texas corporation; the shareholders of Davenport Field Unit, Inc.; Cano Energy Corporation, a Texas corporation; and Big Sky Management Ltd., a principal stockholder.  Our CEO, S. Jeffrey Johnson, is a principal shareholder of Cano Energy Corporation.

Under the terms of the Merger Agreement, we acquired 100% of Davenport Field Unit’s outstanding common stock in exchange for the issuance by us of 5,165,000 shares of our common stock to the Davenport Field Unit shareholders and we agreed to place the sum of $1,650,000 into escrow to be disbursed as follows: (1) $428,015 to Cano Energy Corporation as a reimbursement of costs associated with the Davenport field; (2) $355,646 in connection with a note that we assumed held by Bluebonnet Resources Corporation; and (3) $866,339 toward field improvements and drilling on the Davenport Property.  Pursuant to the terms of the Merger Agreement, we changed our name to Cano Petroleum, Inc. on June 3, 2004.

The Davenport Field Unit shareholders comprise seven individuals who are now employed by Cano. Pursuant to the Merger Agreement, the 5,165,000 shares of common stock were placed in escrow.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals during the next two years (“performance shares”).  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction.  At June 30, 2004, the balance of Deferred Compensation is $2,227,406, net of amortization expense.

During June 2004, we remitted the payments to Cano Energy Corporation and Bluebonnet Resources that are described above.  At June 30, 2004, the $866,339 for improvements and drilling remained in escrow.  We commenced the drilling activities in the Davenport field during September 2004, which will be funded by this escrowed amount.  Accordingly, the $866,339 is considered restricted and is stated as “Restrictive Cash” in the Consolidated Balance Sheet.

Pursuant to the terms of the Merger Agreement, a principal stockholder - Eric Boehnke, president of Big Sky Management Ltd, agreed to return 6,500,000 shares of common stock to Cano and forgive debts totaling $70,000 owed to him by Huron (predecessor to Cano).  As a result of the forgoing, Mr. Boehnke will retain 392,993 common shares.

The transactions were recorded on the purchase method of accounting.  The purchase price was allocated to the acquired assets and assumed liabilities based on their fair values and the unallocated amount was recorded as goodwill.  The calculation of the purchase price and allocation to assets is as follows:

Calculation of purchase price:
Cano Petroleum common stock (5,165,000 shares)	$2,324,250
Asset retirement obligation	83,582
Notes payable to Bluebonnet Resources	355,646
Reimbursement to Cano Energy	428,015
Total purchase price	$3,191,493

Allocation of purchase price:
Accounts receivable from Cano Energy	$4,000
Deferred compensation	2,324,250
Oil and gas properties	762,000
Cash	77
Goodwill	101,166
Total allocation of purchase price	$3,191,493

The fair value assigned to the oil and gas properties is based on management’s valuation of the properties, which was derived in part by reference to a reserve report prepared by an independent petroleum engineering firm.  Based on the engineer’s report and Cano’s internal analysis, we believe the Davenport field has unrealized potential to support the recording of “Goodwill” to the Consolidated Balance Sheet.

Pro Forma Financial Information (Unaudited)

The condensed unaudited pro forma consolidated statement of operations of Cano as of June 30, 2004 and 2003 gives effect to the merger as if it had occurred on July 1, 2003 and 2002, respectively.

The unaudited pro forma financial statements of Cano have been included in the Notes as required by GAAP and are provided for comparison purposes only.  The actual results could differ.  The unaudited pro forma financial statements of Cano are not indicative of the financial results that would have occurred had the business combinations been effective on and as of the dates indicated and should not be viewed as indicative of operations in the future.

Cano Petroleum, Inc.

Pro Forma Condensed Consolidated Statement of Operations

For the Twelve Months Ended June 30, 2004 and 2003

	2004	2003
Operating revenues	$93,849	$111,535
Loss from continuing operations	(1,430,440)	(1,236,583)
Loss from continuing operations per share (basic and diluted)	$(0.20)	$(0.17)

3.              RELATED PARTY TRANSACTIONS

In addition to the transactions discussed in Note 2, there were certain related party transactions that are governed by the Merger Agreement.

(1)          We agreed to provide accounting services to Cano Energy Corporation based on cost plus a 10% incremental margin during a three month transitional period.

(2)          We agreed to hire Vaca Operating LLC, an affiliate of Cano Energy Corporation, to continue as operator for the Davenport field.  Vaca operated the Davenport field through June 30, 2004.  Pursuant to the acquisition of Ladder (Note 9), Vaca no longer operates the Davenport field.

4.              STOCKHOLDERS’ EQUITY

Preferred Stock

Series A - During May 2004, all of the holders of Series A Convertible Preferred Stock submitted conversion notices to convert their preferred shares totaling 600 shares into an aggregate of 10,000,000 shares of Huron’s (predecessor to Cano) common stock.  Therefore, as of June 30, 2004, there was no Series A Preferred Stock.

Series B - Concurrent with the closing of the Merger Agreement, we closed a financing with gross proceeds of $2,000,000 through the issuance of 2,000 shares of non-voting Series B Convertible Preferred Stock at a price of $1,000 per share.  The net proceeds were $1,865,894, net of issuance costs and accrued registration statement costs.  Each share of Series B Convertible Preferred Stock is convertible, at any time, by the holder into shares of our common stock at a price of $3.00 per share, subject to downward adjustment in the event that:

•                  Cano issues any common stock or securities convertible into common stock at an effective price of less than $3.00 per share until May 28, 2006, in which case the effective price shall be that lower price; and

•                  Cano fails to meet the performance goals that pertain to the issuance of 5,165,000 common shares to our employees as discussed in Note 2, in which case the effective price shall be the lesser of (i) $3.00 per share or (ii) the average trailing five day bid price of Cano’s common stock on the over-the-counter Bulletin Board, less a 25% discount.

Series C – As of June 30, 2004, Cano had issued 1,400 shares of non-voting Series C Convertible Preferred Stock at a price of $1,000 per share.  The net proceeds were $1,265,894, net of issuance fees and accrued registration statement costs.  The terms of the Series C preferred stock are essentially identical to the Series B stock except the conversion price is $3.75 per share of common stock.

The holders of the Series B and Series C Preferred Stock are not entitled to receive any dividends.

5.              ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of estimated cash flows related to the liability.  At June 30, 2004, our long term liability for ARO was $84,272.  We recognized accretion expense of $690.

6.              COMMITMENTS AND CONTINGENCIES

Litigation

Occasionally, we are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business.  Our management and legal counsel do not believe that the ultimate resolution of such matters, will have a material effect on our financial position or results of operations, although an unfavorable outcome could have a material adverse effect on the operations of a given interim period or year.

Leases

Our principal executive offices are subject to a building lease that expires on April 30, 2006 at a cost of $6,580 per month.  Our total obligation for the twelve-month periods ended June 30, 2005 and 2006 are $78,960 and $65,800, respectively.

Employment Contract

Cano has an employment contract with its CEO that requires minimum compensation totaling $350,000 in fiscal 2005 and $367,500 in fiscal 2006.

Other

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

7.              DISPOSAL OF DISCONTINUED OPERATIONS

On June 15, 2003, Huron (predecessor to Cano) sold Calypso Enterprises, Inc. (“CEI”), its wholly owned subsidiary, to an unrelated third party in exchange for $20,000. At the time of the sale, CEI had no material assets, substantial liabilities, negative book value and had not operated since December 2000.  Net current liabilities consisted of third party accounts payable and accrued expenses incurred in connection with the subsidiaries dry cleaning supply distribution business.  As a result of the sale, the Company de-recognized the $3,454,330 of unpaid and previously recorded liabilities. Accordingly, the Company recorded a net gain of $3,139,167 during the year ended June 30, 2003 in connection with the disposal of CEI.

8.              INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax provisions.

A reconciliation of the differences between Cano’s applicable statutory tax rate and its effective income tax rate, and a schedule showing the significant components of the net deferred tax asset are as follows:

Tax provision at statutory tax rate	38%
Increase (decrease) resulting from:
Net change in valuation allowance	(38)%
Effective tax rate	—%
Deferred tax asset:
Deferred compensation expense	$37,000
Net operating loss carryforwards	938,000
Depreciation, depletion and amortization	(2,000)
Gross deferred tax asset	973,000
Less valuation allowance	(973,000)
Net Deferred tax asset	$—

Due to a lack of earnings history, it cannot be determined that the deferred tax assets will more likely than not be realized.  As a result, an offsetting valuation allowance of $973,000 has been recorded at June 30, 2004.  At June 30, 2004, Cano had net operating loss carryforwards for tax purposes of approximately $2,500,000, which are available to offset future income tax liabilities.  If not previously utilized, these net operating losses principally expire in 2018 through 2024.

9.              SUBSEQUENT EVENTS (UNAUDITED)

Financings

During July and August of 2004, we had received additional gross proceeds of $4.6 million from the sale of 4,600 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  This increases our total gross proceeds from the issuances of preferred stock to $8.0 million.

Acquisitions

Ladder Company Oil and Gas Properties - On July 2, 2004, we acquired all of the outstanding common stock of the Ladder Companies, Inc., a Delaware corporation, in consideration for approximately $2.2 million, net of operating income.  The Ladder Companies are comprised of two companies – Ladder Energy Company, a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation.  The Ladder Companies are engaged in oil and gas exploration and production activities.  The acquisition was effective on May 1, 2004, and net operating income from that date through closing was applied to the purchase price.

Davenport Revenue Interest - On August 16, 2004, we agreed to purchase an additional 10% revenue interest in the Davenport field from CEC.  This increases our revenue interest in the Davenport field to 65%.  In consideration for the additional 10% revenue interest, we agreed to pay $667,000 cash to CEC as follows: (1) $525,000 cash upon signing the purchase agreement; and (2) $142,000 cash on or before October 16, 2004.

Nowata Oil and Gas Properties – On September 14, 2004, we acquired oil and gas producing leases from the Nowata Oil Properties LLC for $2.5 million.  The leases are located in Nowata County, Oklahoma.  The effective date of the purchase is September 1, 2004.

10.       SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of our operations are directly related to oil and gas producing activities located in the Oklahoma.

Proved Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

At June 30, 2004, we had total crude oil reserves of 213,245 barrels, including 12,608 barrels of proved producing reserves.  These reserves were acquired in the Davenport transaction described in Note 2.

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board.  Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves.  Discounted future net cash flows are calculated using a 10% rate.

As of June 30, 2004, estimated well abandonment costs, net of salvage, are deducted from the standardized measure using year-end costs. Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values of the projected abandonment date and discounted using a risk-adjusted rate at the time the well is drilled or acquired.

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

The standardized measure of discounted estimated future net cash flows related to proved oil reserves at June 30, 2004 is as follows:

Future cash inflows	$7,677,000
Future production and development costs	5,258,000
Future net cash flows, before income tax	2,419,000
Future income taxes	—
Future net cash flows	2,419,000
10% annual discount	(919,000)
Standardized measure of discounted net cash flows	$1,500,000

************************