Form 10QSB
period 2004-09-30
CANO PETROLEUM, INC
filed 2004-11-15
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to Commission file number

CANO PETROLEUM, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Oil & Gas Commerce Building
309 West 7th Street, Suite 1600

Fort Worth, TX 76102

(Address of principal executive offices)

(817) 698-0900

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  15,647,204 shares of common stock, $.0001 par value per share, as of November 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2004
ASSETS
Current assets
Cash and cash equivalents	$135,548
Restricted cash	672,339
Accounts receivable	727,263
Other current assets	97,482
Total current assets	1,632,632

Oil and gas properties, successful efforts method	6,975,879
Less accumulated depletion and depreciation	(98,799)
Net oil and gas properties	6,877,080

Fixed assets, net	135,063
Investment in Ladder	—
Goodwill	101,166
TOTAL ASSETS	$8,745,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$933,716
Oil and gas payable	156,830
Accrued liabilities	104,419
Current portion of asset retirement obligations	16,989
Total current liabilities	1,211,954
Long-term liabilities
Asset retirement obligations	385,265
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock
Series A, no shares issued or outstanding	—
Series B; 8,000 shares authorized and 2,000 shares issued and outstanding (liquidation preference of $2,000,000)	1,861,463
Series C; 8,000 shares authorized and 6,000 shares issued and outstanding (liquidation preference of $6,000,000)	5,861,423
Common stock, par value $.0001 per share; 50,000,000 authorized; 15,647,204 issued and outstanding, including 5,165,000 shares held in escrow	1,565
Additional paid-in capital	8,643,137
Accumulated deficit	(7,281,992)
Deferred compensation	(1,936,874)
Total stockholders’ equity	7,148,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,745,941

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2003	2004
Operating Revenues:
Crude oil and natural gas sales	$843,160	$—
Overhead revenue	21,000	—
Total revenue	864,160	—

Operating Expenses:
Lease operating expenses	474,044	—
General and adminstrative	661,566	23,294
Deferred compensation expense	290,532	—
Accretion of asset retirement obligations	5,050	—
Depletion and depreciation	103,454	—
Total operating expenses	1,534,646	23,294

Loss from operations	(670,486)	(23,294)

Interest income and deductions, net	4,813	—

Net loss	$(665,673)	$(23,294)

Net loss per share - basic and diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	10,482,204	6,982,204

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flow from operating activities:
Net loss	$(665,673)	$(23,294)
Adjustments needed to reconcile to net cash flow used in operations:
Accretion of asset retirement obligations	5,050	—
Depletion and depreciation	103,454	—
Deferred compensation expense	290,532	—

Changes in assets and liabilities relating to operations:
Accounts receivable	(710,983)	—
Accounts payable	595,818	5,732
Accrued liabilities	(12,567)	—
Oil and gas sales payable	125,269	—
Other current assets	(84,012)	—

Net cash used in operations	(353,112)	(17,562)

Cash flow from investing activities:
Additions to oil and gas properties	(373,082)	—
Additions to other fixed assets	(144,251)	—
Cash restricted for development activities	194,000	—
Acquisition of additional Davenport revenue interest	(525,000)	—
Acquisition of Nowata	(2,512,610)	—
Acquisition of Ladder	(2,111,517)	—
Net cash used in investing activities	(5,472,460)	—

Cash flow from financing activities:
Proceeds from issuance of preferred stock, net	4,385,841	—
Net cash from financing activities	4,385,841	—

Net decrease in cash and cash equivalents	(1,439,731)	(17,562)

Cash and cash equivalents at beginning of period	1,575,279	20,000

Cash and cash equivalents at end of period	$135,548	$2,438

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

The interim consolidated financial statements of Cano Petroleum, Inc. are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.  Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling activity.  You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Cano’s Form 10-KSB dated June 30, 2004.

2.              PREFERRED STOCK FINANCINGS

During July and August of 2004, we received additional gross proceeds of $4.6 million from the sale of 4,600 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  This increased our total gross proceeds from the issuances of preferred stock to $8.0 million (net proceeds totaled $7.7 million) as of September 30, 2004.

3.              ACQUISITIONS

Ladder Company Oil and Gas Properties — On July 2, 2004, we acquired all of the outstanding common stock of the Ladder Companies, Inc., a Delaware corporation, in consideration for approximately $2.2 million, net of operating income.  The Ladder Companies are comprised of two companies — Ladder Energy Company, a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation.  The Ladder Companies are engaged in oil and gas exploration and production activities.  The acquisition was effective on May 1, 2004, and net operating income from that date through closing was applied to the purchase price.

Nowata Oil Properties — On September 14, 2004, we acquired oil and gas producing leases from the Nowata Oil Properties LLC for approximately $2.5 million.  The leases are located in Nowata County, Oklahoma.  The effective date of the purchase is September 1, 2004.

The Ladder and Nowata acquisitions were recorded based on the purchase method of accounting.  The purchase price was allocated to the acquired assets and assumed liabilities based on their fair values.  The calculation of the purchase price and allocation to assets is as follows:

	Ladder	Nowata
- Net Acquisition Price	$2,248,542	$2,512,610
- Asset Retirement Obligations	241,905	71,027
- Assurance of Payment of Indebtedness	47,975	—
- Total Purchase Price	$2,538,422	$2,583,637

Allocation of Purchase Price:
- Cash	$110,075	$—
- Accounts Receivable	2,917	—
- Prepaid Assets	13,470	—
- Oil & Gas Properties	2,411,960	2,583,637
	$2,538,422	$2,583,637

The fair value assigned to the oil and gas properties is based on management’s valuation of the properties, which was derived in part by reference to reserve reports prepared by an independent petroleum engineering firm.  Based on the engineer’s reports and Cano’s internal analysis, we believe the value assigned to these properties is reasonably supported.

Pro Forma Financial Information)

The following condensed pro forma information gives effect to the acquisitions as if they had occurred on July 1, 2004 and 2003, respectively.  The pro forma information has been included in the Notes as required by GAAP and is provided for comparison purposes only.  The actual results could differ.  The pro forma financial information is not indicative of the financial results that would have occurred had the business combinations been effective on and as of the dates indicated and should not be viewed as indicative of operations in the future.

Cano Petroleum, Inc.

Pro Forma Information

For the Three Months Ended September 30

	2004	2003
Operating revenues	$1,393,397	$920,212
Net loss	$(528,922)	$(72,189)
Net loss per share - basic and diluted	$(0.05)	$(0.01)

4.              RELATED PARTY TRANSACTION

On August 16, 2004, we agreed to purchase an additional 10% revenue interest in the Davenport field from Cano Energy Corporation (“CEC”).  This increases our revenue interest in the Davenport field to 65%.  In consideration for the additional 10% revenue interest, we agreed to pay $667,000 cash to CEC as follows: (1) $525,000 cash upon signing the purchase agreement; and (2) $142,000 cash on or before October 16, 2004 if certain conditions were met.  The $525,000 payment was paid in August 2004, and the remaining amount was paid in October 2004.  Our CEO, S. Jeffrey Johnson, is a principal shareholder of Cano Energy Corporation.

On July 21, 2004, we agreed to purchase the furniture, fixtures, and office equipment of CEC for approximately $114,000.  The amount paid was based on third party valuation.  The purchase of these fixed assets was contemplated as part of the merger as discussed in Cano’s Form 10-KSB dated June 30, 2004.

5.              RESTRICTED CASH

As discussed in Cano’s Form 10-KSB dated June 30, 2004, pursuant to the terms of the Merger Agreement, funds totaling $866,339 were placed in escrow and were dedicated to improvements and drilling in the Davenport field.  We commenced the drilling activities in the Davenport field during September 2004, which will be funded by this escrowed amount.  At September 30, 2004, the escrow balance was $672,339. This escrow balance is considered restricted and is stated as “Restricted Cash” in the Consolidated Balance Sheet.

6.              ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of estimated cash flows related to the liability.  At September 30, 2004, our liability for ARO was $402,254, of which $385,265 is considered long term.  We recognized accretion expense of $5,050.

The following table describes the changes in our asset retirement obligations during the three months ended September 30:

	2004	2003
Asset retirement obligation July 1, 2004	$84,272	$—
Liabilities incurred during the period:
Acquistion of Ladder Energy Company	241,905	—
Acquisition of Nowata Properties	71,027	—
Accretion expense	5,050	—
Asset retirement obligation at September 30	$402,254	$—

Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.

7.              DEFERRED COMPENSATION

As discussed in Cano’s Form 10-KSB dated June 30, 2004, pursuant to the terms of the Merger Agreement, eight individuals (seven of who are now employed by Cano and one who is a member of the board of directors) were issued 5,165,000 shares of common stock.  These shares were placed in escrow.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals during the next two years (“performance shares”).  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction.  At September 30, 2004, the balance of Deferred Compensation is $1,936,874, net of amortization expense.

8.              NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible preferred stock.  The convertible preferred stock is not considered for the three months ended September 30, 2004 as its effect would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for September 30, 2004 and 2003 were 10,482,204 shares and 6,982,204 shares, respectively.  The shares at September 30, 2004 exclude 5,165,000 contingently issuable shares as discussed in Note 7.

9.              SUBSEQUENT EVENT

During October 2004, we received additional gross proceeds of $750,000 from the sale of 750 shares of Series C Convertible Preferred Stock.  This increased our total gross proceeds from the issuance of preferred stock to $8.75 million.

10.       COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling operations and secondary recovery efforts.

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

Plan of Operation

Overall Strategy

We are a growing independent oil and gas company engaged in acquisition and development of mature fields with established oil and gas reserves that have declined to marginal production levels, yet still possess significant remaining upside exploitation potential.  We have increased production and reserves on the properties that we own and intend to continue to increase production and reserves on those properties, as well as new acquisitions, through drilling new wells and implementing other development programs, such as well workovers and secondary recovery operations.  Additionally, we review existing operations to determine if actions can be taken to increase efficiency and reduce operating costs.  Our focus on mature fields reduces the risk of drilling dry holes.

We believe significant opportunities exist to acquire mature fields that have upside potential. The major energy companies are focusing their attention and resources toward the discovery and development of large fields.  In addition, the major companies have larger internal overhead costs that prevent them from fully developing production from existing, mature fields.  Also, the recent economics of the oil and gas market have improved as prices have risen substantially. These factors contribute to provide ample opportunities for smaller independent companies to purchase mature U.S. fields that have been vacated by major energy companies. We expect that there will be increased competition for such properties in the future.

We will continue to target potential acquisition candidates in a disciplined manner.  By adhering to our disciplined approach, we plan to prevent overpaying for acquisition and development opportunities.

Our competitive advantage is our in-house expertise and low internal overhead.  We employ independent engineers and geologists to aid in evaluating the economic merits of drilling plans and potential acquisitions.  We believe that the incremental cost of hiring independent engineering firms justifies the expense because they provide a check and balance on our acquisition and development plans.  Further, employing third party experts on a case-by-case basis enables us to maintain low operating expenses and adhere to our commitment to keep fixed costs low.

Liquidity and Capital Resources

We intend to finance future acquisitions of oil and gas properties, drilling programs, and extensive field development activities with a combination of issuances of equity, obtaining bank loans, and cash flow from operations.

Financing and Investing Activities

As discussed in Note 2, as of September 30, 2004, we have received gross proceeds totaling $8.0 million from the issuance of preferred stock, of which $4.6 million was received during the current quarter.  These proceeds were our primary source to fund the Davenport Merger, as discussed in our Form 10-KSB dated June 30, 2004, and the following acquisitions completed during the current quarter:

•                  Acquisition of the Nowata Oil Properties LLC for $2.5 million (Note 3).

•                  Acquisition of the Ladder Companies, Inc. for $2.2 million (Note 3).  For operational purposes, we refer to Ladder as the Rich Valley field.

•                  Purchase of an additional 10% revenue interest in the Davenport field for $0.5 million (Note 4).

Based on reserve reports prepared by independent petroleum engineers dated July 1, 2004, our total reserves are summarized as follows:

	Davenport	Ladder	Nowata	Total Reserves
Proved:
Oil - barrel (“bbl”)	213,245	231,807	995,753	1,440,805
Gas — thousand cubic feet (“mcf”)	—	2,341,858	—	2,341,858
Proved Barrels of Equivalent (“BOE”) Oil	213,245	622,117	995,753	1,831,115

Proved Producing (BOE)	12,608	468,556	995,753	1,476,917

Banks typically lend to oil and gas companies based on the value of the proved producing reserves, defined as reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.  During the fourth quarter of 2004, we intend to seek a bank loan secured by our proved producing reserves to provide a source of cash to fund our operating activities and acquisitions.

During October 2004, we received additional gross proceeds of $750,000 from the sale of 750 shares of Series C Convertible Preferred Stock.  This increased our total gross proceeds from the issuance of preferred stock to $8.75 million.  For future consideration, we will continue to consider issuances of equity as a potential option to provide cash to fund our operating activities and acquisitions.

Operating Activities

For the quarter ended September 30, 2004, net cash used in operating activities was $0.4 million.  Factors that could contribute to increases in our future cash flow from operating activities include the following:

•                  Because the Nowata acquisition was effective on September 1, 2004, our quarterly results include only one month of Nowata operating results.  We expect the Nowata properties, based on current production and prices, to generate cash flow of $150,000 to $200,000 monthly.

•                  The current quarter includes the effect of additional costs for operational improvements at the Rich Valley and Davenport fields.  Those operational improvements are aimed at an improvement in the infrastructure and increasing volumes produced.  We expect to see increased revenue from these two fields in future months.

•                  In the Davenport field, we have drilled two wells and are currently evaluating the results.  If the results are favorable we can expect to see increased revenue.

These potential increases in operating cash flows could be offset, in part, by increased general and administrative expenses to support our expanding operations.  Potential increases could also be offset as a result of the volatility of the price we receive for the oil and gas produced by us.

Results of Operations

For the three months ended September 30, 2004, we had a net loss of $665,673, or $0.06 per share.

Operating Revenues

For the current quarter, our total operating revenues were $864,160.  The average quarterly price we received for sales of crude oil and natural gas production were approximately $44.30 per bbl and $5.90 per mcf, respectively.  Our sales of crude oil and natural gas totaled approximately 13,100 bbls and 43,600 mcf, respectively.  Because we generate revenues from the sale of oil and natural gas we produce from our reserves, our results of operations are directly impacted by the price that we can receive for the oil and gas produced.

We expect operating revenues to increase due to the actions we are undertaking as previously discussed under “Liquidity and Capital Resources - Operating Activities.”

Operating Expenses

For the current quarter, our total operating expenses were $1,534,646.  Our operating expenses consist primarily of lease operating expenses, general and administrative, depletion and depreciation, and deferred compensation expense, as discussed in Note 7.

During the current quarter, our lease operating expenses included expenditures for operational improvements made at Davenport and Rich Valley that we anticipate will contribute toward increased operating revenue in future months.  We will continue to evaluate potential operational improvements for all three fields.

Our general and administrative expenses consist of support services for our operating activities, along with investor relation costs of approximately $213,000.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2004 or as of the date of this report.

Item 3.  Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During July and August of 2004, we received gross proceeds of $4.6 million from the sale of 4,600 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  This sale of preferred stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D, promulgated pursuant to the Securities Act.

Item 3.  Defaults Upon Senior Securities.

                There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness exceeding five percent of our total assets.  There also is no material arrearage in the payment of dividends or any other material delinquency not cured within 30 days, with respect to any class of preferred stock which is registered or which ranks prior to any class of our registered securities, or with respect to any class of preferred stock of any significant subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders.

                There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Informtion.

                None.

Item 6.  Exhibits.

References to “the Company” in the following exhibit list mean Cano Petroleum, Inc., a Delaware corporation.

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

3.2

Certificate of Ownership, amending the Company’s Certificate of Incorporation (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 23, 2004).

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Dated:	November 15, 2004	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Dated:	November 15, 2004	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and Principal Accounting Officer