Form 10QSB/A
period 2004-09-30
CANO PETROLEUM, INC
filed 2004-11-15
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This amended report for the Quarterly period ending September, 30, 2004 10-QSB/A is being filed to correct the columnar headings contained on the Cano Petroleum, Inc. Consolidated Statement of Operations.  The column headings were transposed.

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

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating Revenues:
Crude oil and natural gas sales	$843,160	$—
Overhead revenue	21,000	—
Total revenue	864,160	—

Operating Expenses:
Lease operating expenses	474,044	—
General and adminstrative	661,566	23,294
Deferred compensation expense	290,532	—
Accretion of asset retirement obligations	5,050	—
Depletion and depreciation	103,454	—
Total operating expenses	1,534,646	23,294

Loss from operations	(670,486)	(23,294)

Interest income and deductions, net	4,813	—

Net loss	$(665,673)	$(23,294)

Net loss per share - basic and diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	10,482,204	6,982,204

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this report on Form 10-QSB/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling operations and secondary recovery efforts.

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