Form 10QSB
period 2004-12-31
CANO PETROLEUM, INC
filed 2005-02-16
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  15,647,204 shares of common stock, $.0001 par value per share, as of February 2, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31 2004,
ASSETS
Current assets
Cash and cash equivalents	$204,071
Accounts receivable	736,256
Other current assets	71,086
Total current assets	1,011,413

Oil and gas properties, successful efforts method	8,046,638
Less accumulated depletion and depreciation	(230,462)
Net oil and gas properties	7,816,176

Fixed assets, net	169,477
Goodwill	101,166
TOTAL ASSETS	$9,098,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$637,498
Oil and gas payable	95,503
Accrued liabilities	136,417
Current portion of asset retirement obligations	17,183
Total current liabilities	886,601
Long-term liabilities
Asset retirement obligations	390,881
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock
Series B; 8,000 shares authorized and 2,000 shares issued and outstanding (liquidation preference of $2,000,000)	1,861,463
Series C; 8,000 shares authorized and 6,750 shares issued and outstanding (liquidation preference of $6,750,000)	6,611,423
Common stock, par value $.0001 per share;
50,000,000 authorized; 15,647,204 issued and outstanding, including 5,165,000 shares held in escrow	1,565
Additional paid-in capital	9,071,337
Accumulated deficit	(8,407,479)
Deferred compensation	(1,317,559)
Total stockholders’ equity	7,820,750
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,098,232

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31
	2004	2003	2004	2003
Operating Revenues:
Crude oil and natural gas sales	$1,454,392	$—	$2,318,552	$—

Operating Expenses:
Lease operating expenses	581,621	—	996,744	—
Production taxes	90,177	—	149,098	—
General and adminstrative	730,413	4,814	1,391,979	28,108
Deferred compensation expense	619,314	—	909,846	—
Accretion of asset retirement obligations	5,810	—	10,860	—
Depletion and depreciation	140,262	—	243,716	—
Total operating expenses	2,167,597	4,814	3,702,243	28,108

Loss from operations	(713,205)	(4,814)	(1,383,691)	(28,108)

Interest income and deductions, net	4,252	—	9,065	—

Net loss	(708,953)	(4,814)	(1,374,626)	(28,108)

Preferred stock discount	80,000	—	416,534	—

Loss applicable to common stock	$(788,953)	$(4,814)	$(1,791,160)	$(28,108)

Net loss per share - basic and diluted	$(0.08)	$(0.00)	$(0.17)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	10,482,204	6,982,204	10,482,204	6,982,204

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flow from operating activities:
Net loss	$(1,374,626)	$(28,108)
Adjustments needed to reconcile to net cash flow used in operations:
Accretion of asset retirement obligations	10,860	—
Depletion and depreciation	243,716	—
Deferred compensation expense	909,847	—
Stock-based compensation expense	11,666	—

Changes in assets and liabilities relating to operations:
Accounts receivable	(719,976)	—
Accounts payable	369,236	8,295
Accrued liabilities	(118,276)	—
Oil and gas sales payable	63,942	—
Other current assets	(57,616)	—

Net cash used in operations	(661,227)	(19,813)

Cash flow from investing activities:
Additions to oil and gas properties	(1,391,916)	—
Additions to other fixed assets	(187,264)	—
Cash restricted for development activities	866,339	—
Acquisition of additional Davenport revenue interest	(667,000)	—
Acquisition of Nowata	(2,524,721)	—
Acquisition of Ladder	(2,111,517)	—
Net cash used in investing activities	(6,016,079)	—

Cash flow from financing activities:
Proceeds from issuance of preferred stock, net	5,306,098	—
Net cash from financing activities	5,306,098	—

Net decrease in cash and cash equivalents	(1,371,208)	(19,813)

Cash and cash equivalents at beginning of period	1,575,279	20,000

Cash and cash equivalents at end of period	$204,071	$187

Supplemental disclosure of noncash transactions:
Preferred stock discount	$416,534	$—

See accompanying notes to these unaudited financial statements.

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

2.              PREFERRED STOCK FINANCINGS

For the six months ended December 31, 2004, we received additional gross proceeds of $5.35 million from the sale of 5,350 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  This increased our total gross proceeds from the issuances of preferred stock to $8.75 million (net proceeds totaled $8.5 million) as of December 31, 2004.

The total gross proceeds of $8.75 million consist of $2 million from the issuance of Series B Convertible Preferred Stock and $6.75 million of Series C Convertible Preferred Stock.  These are non-voting shares issued at a price of $1,000 per share.  The holders of the Series B and Series C Preferred Stock are not entitled to receive any dividends.

Each share of Series B Convertible Preferred Stock is convertible, at any time, by the holder into shares of our common stock at a price of $3.00 per share, subject to downward adjustment in the event that:

•                  Cano issues any common stock or securities convertible into common stock at an effective price of less than $3.00 per share until May 28, 2006, in which case the effective price shall be that lower price; and

•                  Cano fails to meet the performance goals that pertain to the issuance of 5,165,000 common shares to our employees as discussed in Note 7, in which case the effective price shall be the lesser of (i) $3.00 per share or (ii) the average trailing five day bid price of Cano’s common stock on the over-the-counter Bulletin Board, less a 25% discount.

The terms of the Series C preferred stock are essentially identical to the Series B stock except the conversion price is $3.75 per share of common stock.

Restatement for Beneficial Conversion Feature Related to our Series C Preferred Stock

In February 2005, we determined that we had incorrectly accounted for the beneficial conversion feature related to our Series C Preferred Stock as of and for the three month period ended September 30, 2004.  On the dates of certain issuances of our Series C Preferred Stock, the quoted market price of our common stock was higher than the conversion price of our Series C Preferred Stock of $3.75 per share, resulting in a beneficial conversion feature.  Previously, we did not recognize the value of the beneficial conversion feature as a discount to preferred stock and a charge to earnings available to common stockholders analogous to a preferred dividend.  Accordingly, we must restate our balance sheet and statement of operations for the three month period ended September 30, 2004.

Restatement of the three month period ended September 30, 2004 resulted in a $336,534 increase in accumulated deficit with a corresponding increase in additional paid-in capital.  Because the Series C Preferred Stock is convertible into common stock on the date of issuance, the discount is immediately recognized as a charge to accumulated deficit, and therefore, there was no impact to Series C Preferred Stock on the balance sheet as of September 30, 2004.  Basic loss per share increased $0.04 per share to $0.10 from $0.06 per share. There was no impact to the statement of cash flows.

The table below outlines the line item adjustments related to the restatement of the three month period ended September 30, 2004.

	Three Months Ended September 30, 2004
	As Restated	As Previously Reported
Additional paid-in capital	$8,979,671	$8,643,137
Accumulated deficit	(7,618,526)	(7,281,992)
Net loss applicable to common shares	(1,002,207)	(665,673)
Basic and diluted loss per share	$(0.10)	$(0.06)

For the three and six months ended December 31, 2004, the preferred stock discount amounted to $80,000 and $416,534, respectively.

3.              ACQUISITIONS

Ladder Company Oil and Gas Properties - On July 2, 2004, we acquired all of the outstanding common stock of the Ladder Companies, Inc., a Delaware corporation, in consideration for approximately $2.2 million, after purchase price adjustments.  The Ladder Companies are comprised of two companies – Ladder Energy Company, a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation.  The Ladder Companies are engaged in oil and gas exploration and production activities.  The acquisition was effective on May 1, 2004, and net operating income from that date through closing was applied to the purchase price.

Nowata Oil Properties – On September 14, 2004, we acquired oil and gas producing leases from the Nowata Oil Properties LLC for approximately $2.5 million.  The leases are located in Nowata County, Oklahoma.  The effective date of the purchase is September 1, 2004.

The Ladder and Nowata acquisitions were recorded based on the purchase method of accounting.  The purchase price was allocated to the acquired assets and assumed liabilities based on their fair values.  The calculation of the purchase price and allocation to assets is as follows:

	Ladder	Nowata
• Net Acquisition Price	$2,248,542	$2,524,721
• Asset Retirement Obligations	241,905	71,027
• Assurance of Payment of Indebtedness	47,975	—
• Total Purchase Price	$2,538,422	$2,595,748

Allocation of Purchase Price:
• Cash	$110,075	$—
• Accounts Receivable	2,917	—
• Prepaid Assets	13,470	—
• Oil & Gas Properties	2,411,960	2,595,748
	$2,538,422	$2,595,748

The fair value assigned to the oil and gas properties is based on management’s valuation of the properties, which was derived in part by reference to reserve reports prepared by an independent petroleum engineering firm.  Based on the engineer’s reports and Cano’s internal analysis, we believe the value assigned to these properties is reasonably supported.

Pro Forma Financial Information

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

Cano Petroleum, Inc.

Pro Forma Information

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Operating revenues	$1,454,392	$945,153	$2,847,789	1,865,365
Income (loss) applicable to common stock	$(788,953)	$175,758	$(1,654,406)	$101,680
Net income (loss) per share - basic and diluted	$(0.11)	$0.02	$(0.16)	$0.01

4.              RELATED PARTY TRANSACTION

On August 16, 2004, we agreed to purchase an additional 10% revenue interest in the Davenport field from Cano Energy Corporation (“CEC”).  This increased our revenue interest in the Davenport field to 65%.  In consideration for the additional 10% revenue interest, we agreed to pay $667,000 cash to CEC.  The final payment installment was made in October 2004.  Our CEO, S. Jeffrey Johnson, is a principal shareholder of Cano Energy Corporation.

At September 30, 2004, CEC owed Cano approximately $25,000.  Cano collected this amount in full from CEC in October 2004.  As of December 31, 2004, there are no outstanding balances between Cano and CEC.

On December 16, 2004, we issued stock options for 50,000 shares of our common stock to Gerald Haddock, who currently serves on our board of directors.  The exercise price is $4 per option share.  The options can not be exercised for a six month period, referred to as the option period.  After the option period, the options will expire in ten years.  In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we have recorded a charge to general and administrative expenses of $11,666.

5.              RESTRICTED CASH

As discussed in Cano’s Form 10-KSB dated June 30, 2004, pursuant to the terms of the Merger Agreement, funds totaling $866,339 were placed in escrow and dedicated to improvements and drilling in the Davenport field.   We have conducted drilling activities and implemented improvements in the Davenport field during the past four months, which were funded by this escrowed amount.  At December 31, 2004, the escrow balance was used in its entirety, and accordingly, no longer appears in the Consolidated Balance Sheet.

6.              ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of estimated cash flows related to the liability.  At December 31, 2004, our liability for ARO was $408,064, of which $390,881 is considered long term.  Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the six months ended December 31, 2004, we have recognized accretion expense of $10,860.

The following table describes the changes in our asset retirement obligations for the six months ended December 31:

	2004	2003
Asset retirement obligation at July 1,	$84,272	$—
Liabilities incurred:
Acquistion of Ladder Energy Company	241,905	—
Accquistion of Nowata Properties	71,027	—
Accretion expense	10,860	—

Asset retirement obligation at December 31,	$408,064	$—

7.              DEFERRED COMPENSATION

As discussed in our Form 10-KSB dated June 30, 2004, pursuant to the terms of the Merger Agreement, eight individuals (seven of whom are now employed by us and one who is a member of our board of directors) were issued 5,165,000 shares of common stock.  These shares were placed in escrow.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals (“performance shares”) during the period ending June 30, 2006.  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.  We have accounted for these shares in accordance with the provisions of SFAS Nos. 123 and 148.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction and are being amortized to expense over the periods earned.  At December 31, 2004, the balance of Deferred Compensation was $1,317,599, net of amortization expense.

8.              NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible preferred stock and stock options.  The convertible preferred stock and stock options are not considered for the three and six months ended December 31, 2004 as their effects would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for December 31, 2004 and 2003 were 10,482,204 shares and 6,982,204 shares, respectively.  The shares at December 31, 2004 exclude 5,165,000 contingently issuable shares as discussed in Note 7.

9.              COMMITMENTS AND CONTINGENCIES

Litigation

Occasionally, we are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business.  Our management and legal counsel do not believe that the ultimate resolution of such matters, will have a material effect on our financial position or results of operations.

Other

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling operations and secondary recovery efforts.

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

Plan of Operation

Overall Strategy

We are a growing independent oil and gas company engaged in acquisition and development of mature fields with established oil and gas reserves that have declined to marginal production levels, yet still possess significant remaining upside exploitation potential.  We have increased production and reserves on the properties that we own and intend to continue to increase production and reserves on those properties, as well as new acquisitions, through drilling new wells and implementing other development programs, such as well workovers and secondary and tertiary recovery operations.  We constantly review existing operations to determine if actions can be taken to increase efficiency and reduce operating costs.  Our focus on mature fields reduces the risk of drilling dry holes.

We believe significant opportunities exist primarily because the major energy companies continue to focus their attention and resources toward the discovery and development of large fields.  Moreover, the major companies have higher internal overhead costs that prevent them from fully developing production from existing, mature fields.  And, the recent economics of the oil and gas market have improved as prices have risen substantially. These conditions provide ample opportunities for smaller independent companies to purchase and exploit mature U.S. fields.  We expect that there will be increased competition for such properties in the future.

We will continue to target potential acquisition candidates in a disciplined manner.  By adhering to our disciplined approach, we expect to prevent overpaying for acquisition and development opportunities.

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

Liquidity and Capital Resources

We intend to finance future acquisitions of oil and gas properties, drilling programs, and extensive field development activities with a combination of issuances of equity, access to capital markets, and cash flow from operations.  We cannot guarantee that any additional equity financing will be available in sufficient amounts or on acceptable terms when needed.  If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected.  In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Financing and Investing Activities

As discussed in Note 2 to the financial statements, as of December 31, 2004, we have received gross proceeds totaling $8.75 million from the issuance of preferred stock, of which $5.35 million was received during the past six months.  These proceeds were our primary source to fund the Davenport Merger, as discussed in our Form 10-KSB dated June 30, 2004, and the following acquisitions and development activities during the six months ended December 31, 2004:

•                  Acquisition of the Nowata Oil Properties LLC for $2.5 million (Note 3).

•                  Acquisition of the Ladder Companies, Inc. for $2.2 million (Note 3).  For operational purposes, we refer to Ladder as the Rich Valley field.

•                  Purchase of an additional 10% revenue interest in the Davenport field for $0.7 million (Note 4).

•                  Capital expenditures of $1.4 million, consisting primarily of drilling two wells in the Davenport field.

Based on reserve reports prepared by independent petroleum engineers dated July 1, 2004, our total reserves are summarized as follows:

	Davenport	Ladder	Nowata	Total Reserves

Proved:
Oil - barrel (“bbl”)	213,245	231,807	995,753	1,440,805
Gas – thousand cubic feet (“mcf”)	—	2,341,858	—	2,341,858
Proved Barrels of Equivalent (“BOE”) Oil	213,245	622,117	995,753	1,831,115

Proved Producing (BOE)	12,608	468,556	995,753	1,476,917

Energy lenders typically loan to oil and gas companies based on the value of the proved producing reserves, defined as reserves that can be reasonably expected to be recovered from existing wells with existing equipment and operating methods from known reservoirs under existing economic and operating conditions.  During the first quarter of 2005, we intend to seek a debt facility secured by our proved producing reserves to provide a source of cash to fund our operating activities and acquisitions.

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

Operating Activities

For the six months ended December 31, 2004, net cash used in operating activities was $661,227.  We are seeking to improve cash flow from operating activities through operational improvements at our existing properties and future acquisitions.  The increased cash flow from field operations could be offset, in part, by increased general and administrative costs to support our expanding operations.

Results of Operations

The table below summarizes our results of operations through December 31, 2004.

	Current Quarter Dec. 31, 2004	Prior Quarter Sept. 30, 2004	Six Months Ended Dec. 31, 2004
Net Loss Before Certain Accounting Transactions	$(89,639)	$(375,141)	$(464,780)

Less:
Deferred Compensation Expense	619,314	290,532	909,846
Preferred Stock Discount	80,000	336,534	416,534
Subtotal	699,314	627,066	1,326,380
Loss Applicable to Common Stock	$(788,953)	$(1,002,207)	$(1,791,160)

The current quarter net loss before certain accounting transactions of $89,639 was an improvement of approximately $286,000 as compared to the prior quarter.  This is primarily due to the current quarter including three months of Nowata operating results, as compared to the prior quarter having one month of Nowata operating results.

As discussed in Note 2 to the financial statements, we have recorded the beneficial conversion feature related to our Series C Preferred Stock.  On the dates of certain issuances of our Series C Preferred Stock, the quoted market price of our common stock was higher than the conversion price of our Series C Preferred Stock of $3.75 per share, resulting in a beneficial conversion feature.  For the three and six months ended December 31, 2004, the beneficial conversion feature amounted to $80,000 and $416,534, respectively.  The beneficial conversion feature is analogous to a preferred dividend.  These amounts are presented in our Consolidated Statements of Operations as “Preferred Stock Discount.”  There was no impact to our cash flow.

Operating Revenues

The table below summarizes our operating revenues through December 31, 2004.

	Current Quarter Dec. 31, 2004	Prior Quarter Sept. 30, 2004	Six Months Ended Dec. 31, 2004
Operating Revenues	$1,454,392	$864,160	$2,318,552
Sales
- Oil (MBbls)	25	13	38
- Gas (MMcf)	49	44	92
- Total (MBOE)	33	20	53
Average Price
- Oil ($/ Bbl)	$47.27	$44.30	$46.30
- Gas ($/ Mcf)	$6.25	$5.69	$6.00

The current quarter operating revenues of $1,454,392 were an improvement of approximately $590,000 as compared to the prior quarter.  The increase is primarily due to the current quarter including three months of Nowata (as previously discussed in “Operating Results”); higher prices received for sales of crude oil and natural gas; and increased gas sales from the Rich Valley field.

Operating Expenses

For the current quarter, our total operating expenses were $2,167,597, which were approximately $633,000 higher as compared to our prior quarter.  The increase is primarily due to the current quarter including three months of Nowata (as previously discussed in “Operating Results”) and increased deferred compensation expense.  Our operating expenses consist primarily of lease operating expenses, general and administrative, depletion and depreciation, and deferred compensation expense, as discussed in Note 7 to the financial statements.

The table below summarizes our lease operating expenses through December 31, 2004.

	Current Quarter Dec. 31, 2004	Prior Quarter Sept. 30, 2004	Six Months Ended Dec. 31, 2004
Lease Operating Expenses (LOE)	$581,621	$415,123	$996,744

LOE per BOE	$17.70	$20.40	$18.70

As shown above, the current quarter LOE per BOE of $17.70 is a decrease as compared to the prior quarter.  The prior quarter LOE included expenditures for operational improvements made at Davenport and Rich Valley that contributed toward increased future sales.  We will continue to evaluate potential operational improvements for all three fields.

Our general and administrative expenses consist of support services for our operating activities, along with investor relation costs during the current quarter and six month period of approximately $224,000 and $437,000, respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2004 or as of the date of this report.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Occasionally, we are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business.  Our management and legal counsel do not believe that the ultimate resolution of such matters, will have a material effect on our financial position or results of operations.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2004, we received gross proceeds of $5.35 million from the sale of 5,350 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  This sale of preferred stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D, promulgated pursuant to the Securities Act.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

References to “the Company” in the following exhibit list mean Cano Petroleum, Inc., a Delaware corporation.

Exhibit Number	Description
10.1	Stock Option Agreement dated December 16, 2004 between Cano Petroleum, Inc. and Gerald W. Haddock, incorporated by reference to Form 8-K filed on December 16, 2004.
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CANO PETROLEUM, INC.

Dated:	February 16, 2005	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Dated:	February 16, 2005	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and Principal Accounting Officer