Form 10QSB/A
period 2004-09-30
CANO PETROLEUM, INC
filed 2005-02-22
CIK 1253710

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

EXPLANATORY NOTE

This amended report for the quarterly period ended September 30, 2004 on Form 10-QSB/A is being filed to correctly account for the beneficial conversion feature of certain issuances of the Company’s Series C Preferred Stock.  On the dates of certain issuances of the Company’s Series C Preferred Stock, the quoted market price of the Company’s common stock was higher than the conversion price of the Series C Preferred Stock of $3.75 per share, resulting in a beneficial conversion feature. Previously, the Company had not recognized the value of the beneficial conversion feature as a discount to preferred stock and a charge to earnings available to common stockholders analogous to a preferred dividend. Accordingly, the Company has restated its balance sheet and statement of operations for the three-month period ended September 30, 2004.  Restatement of the three-month period ended September 30, 2004 resulted in a $336,534 increase in accumulated deficit with a corresponding increase in additional paid-in capital. Because the Series C Preferred Stock is convertible into common stock on the date of issuance, the discount is immediately recognized as a charge to accumulated deficit, and therefore, there was no impact to Series C Preferred Stock on the balance sheet as of September 30, 2004.  There was no impact to the statement of cash flows.  This is discussed in Note 2 to the financial statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2004
ASSETS
Current assets
Cash and cash equivalents	$135,548
Restricted cash	672,339
Accounts receivable	727,263
Other current assets	97,482
Total current assets	1,632,632

Oil and gas properties, successful efforts method	6,975,879
Less accumulated depletion and depreciation	(98,799)
Net oil and gas properties	6,877,080

Fixed assets, net	135,063
Investment in Ladder	—
Goodwill	101,166
TOTAL ASSETS	$8,745,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$933,716
Oil and gas payable	156,830
Accrued liabilities	104,419
Current portion of asset retirement obligations	16,989
Total current liabilities	1,211,954
Long-term liabilities
Asset retirement obligations	385,265
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock
Series A, no shares issued or outstanding	—
Series B; 8,000 shares authorized and 2,000 shares issued and outstanding (liquidation preference of $2,000,000)	1,861,463
Series C; 8,000 shares authorized and 6,000 shares issued and outstanding (liquidation preference of $6,000,000)	5,861,423
Common stock, par value $.0001 per share; 50,000,000 authorized; 15,647,204 issued and outstanding, including 5,165,000 shares held in escrow	1,565
Additional paid-in capital	8,979,671
Accumulated deficit	(7,618,526)
Deferred compensation	(1,936,874)
Total stockholders’ equity	7,148,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,745,941

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating Revenues:
Crude oil and natural gas sales	$843,160	$—
Overhead revenue	21,000	—
Total revenue	864,160	—

Operating Expenses:
Lease operating expenses	474,044	—
General and administrative	661,566	23,294
Deferred compensation expense	290,532	—
Accretion of asset retirement obligations	5,050	—
Depletion and depreciation	103,454	—
Total operating expenses	1,534,646	23,294

Loss from operations	(670,486)	(23,294)

Interest income and deductions, net	4,813	—

Net loss	(665,673)	(23,294)

Preferred stock discount	336,534	—

Loss applicable to common stock	$(1,002,207)	$(23,294)

Net loss per share - basic and diluted	$(0.10)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	10,482,204	6,982,204

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flow from operating activities:
Net loss	$(665,673)	$(23,294)
Adjustments needed to reconcile to net cash flow used in operations:
Accretion of asset retirement obligations	5,050	—
Depletion and depreciation	103,454	—
Deferred compensation expense	290,532	—

Changes in assets and liabilities relating to operations:
Accounts receivable	(710,983)	—
Accounts payable	595,818	5,732
Accrued liabilities	(12,567)	—
Oil and gas sales payable	125,269	—
Other current assets	(84,012)	—

Net cash used in operations	(353,112)	(17,562)

Cash flow from investing activities:
Additions to oil and gas properties	(373,082)	—
Additions to other fixed assets	(144,251)	—
Cash restricted for development activities	194,000	—
Acquisition of additional Davenport revenue interest	(525,000)	—
Acquisition of Nowata	(2,512,610)	—
Acquisition of Ladder	(2,111,517)	—
Net cash used in investing activities	(5,472,460)	—

Cash flow from financing activities:
Proceeds from issuance of preferred stock, net	4,385,841	—
Net cash from financing activities	4,385,841	—

Net decrease in cash and cash equivalents	(1,439,731)	(17,562)

Cash and cash equivalents at beginning of period	1,575,279	20,000

Cash and cash equivalents at end of period	$135,548	$2,438

Supplemental disclosure of noncash transactions:
Preferred stock discount	$336,534	—

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

On the dates of certain issuances of our Series C Preferred Stock, the quoted market price of our common stock was higher than the conversion price of our Series C Preferred Stock of $3.75 per share, resulting in a beneficial conversion feature.  We have recognized the value of the beneficial conversion feature as a discount to preferred stock and a charge to loss applicable to common stockholders analogous to a preferred dividend.  Because the Series C Preferred Stock is convertible into common stock on the date of issuance, the discount is immediately recognized as a charge to accumulated deficit, and therefore, there was no impact to Series C Preferred Stock on the balance sheet as of September 30, 2004.  The amount of the beneficial conversion feature was $336,534.  There was no impact to the statement of cash flows.

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

The Ladder and Nowata acquisitions were recorded based on the purchase method of accounting.  The purchase price was allocated to the acquired assets and assumed liabilities based on their fair values.  The calculation of the purchase price and allocation to assets is as follows:

	Ladder	Nowata
• Net Acquisition Price	$2,248,542	$2,512,610
• Asset Retirement Obligations	241,905	71,027
• Assurance of Payment of Indebtedness	47,975	—
• Total Purchase Price	$2,538,422	$2,583,637

Allocation of Purchase Price:
• Cash	$110,075	$—
• Accounts Receivable	2,917	—
• Prepaid Assets	13,470	—
• Oil & Gas Properties	2,411,960	2,583,637
	$2,538,422	$2,583,637

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

Cano Petroleum, Inc.

Pro Forma Information

For the Three Months Ended September 30

	2004	2003
Operating revenues	$1,393,397	$920,212
Net loss applicable to common stockholders	$(865,456)	$(72,189)
Net loss per share -basic and diluted	$(0.08)	$(0.01)

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

The following table describes the changes in our asset retirement obligations during the three months ended September 30:

	2004	2003
Asset retirement obligation July 1, 2004	$84,272	$—
Liabilities incurred during the period:
Acquisition of Ladder Energy Company	241,905	—
Acquisition of Nowata Properties	71,027	—
Accretion expense	5,050	—

Asset retirement obligation at September 30	$402,254	$—

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

8.              NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible preferred stock.  The convertible preferred stock is not considered for the three months ended September 30, 2004 as its effect would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for September 30, 2004 and 2003 were 10,482,204 shares and 6,982,204 shares, respectively.  The shares at September 30, 2004 exclude 5,165,000 contingently issuable shares as discussed in Note 7.

9.              SUBSEQUENT EVENT

During October 2004, we received additional gross proceeds of $750,000 from the sale of 750 shares of Series C Convertible Preferred Stock.  This increased our total gross proceeds from the issuance of preferred stock to $8.75 million. On the date of this issuance of our Series C Convertible Preferred Stock, the quoted market price of our common stock was higher than the conversion price of our Series C Preferred Stock of $3.75 per share, resulting in a beneficial conversion feature amounting to approximately $80,000.

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

Results of Operations

For the three months ended September 30, 2004, we had a loss applicable to common stock of $1,002,207, or $0.10 per share.

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

CANO PETROLEUM, INC.

Dated: February 22, 2005	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Dated: February 22, 2005	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and Principal Accounting Officer