Form 10QSB
period 2005-03-31
CANO PETROLEUM, INC
filed 2005-05-16
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  20,352,757 shares of common stock, $.0001 par value per share, as of May 13, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS
March 31,
2005
Current assets
Cash and cash equivalents	$401,220
Accounts receivable	622,218
Other current assets	59,810
Total current assets	1,083,248

Oil and gas properties, successful efforts method	16,188,080
Less accumulated depletion and depreciation	(379,916)
Net oil and gas properties	15,808,164

Fixed assets and other, net	271,899
Goodwill	101,166
TOTAL ASSETS	$17,264,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$763,382
Oil and gas sales payable	54,058
Accrued liabilities	34,997
Current portion of asset retirement obligations	17,183
Total current liabilities	869,620
Long-term liabilities
Asset retirement obligations	581,397
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock	—
Common stock, par value $.0001 per share; 50,000,000 authorized; 20,352,757 issued and outstanding, including 5,165,000 shares held in escrow	2,036
Additional paid-in capital	25,880,305
Accumulated deficit	(9,182,760)
Deferred compensation	(886,121)
Total stockholders' equity	15,813,460
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,264,477

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Operating Revenues:
Crude oil and natural gas sales	$1,461,885	$—	$3,780,437	$—

Operating Expenses:
Lease operating expenses	819,093	—	1,815,837	—
Production taxes	92,711	—	241,809	—
General and adminstrative	729,988	59,901	2,121,967	88,009
Deferred compensation expense	431,439	—	1,341,285	—
Accretion of asset retirement obligations	5,584	—	16,444	—
Depletion and depreciation	159,822	—	403,538	—
Total operating expenses	2,238,637	59,901	5,940,880	88,009

Loss from operations	(776,752)	(59,901)	(2,160,443)	(88,009)

Interest income and deductions, net	1,471	—	10,536	—

Net loss	(775,281)	(59,901)	(2,149,907)	(88,009)

Preferred stock discount	—	—	416,534	—

Loss applicable to common stock	$(775,281)	$(59,901)	$(2,566,441)	$(88,009)

Net loss per share - basic and diluted	$(0.07)	$(0.01)	$(0.24)	$(0.01)

Weighted average common shares outstanding - basic and diluted	11,204,155	6,982,204	10,722,854	6,982,204

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flow from operating activities:
Net loss	$(2,149,907)	$(88,009)
Adjustments needed to reconcile to net cash flow used in operations:
Accretion of asset retirement obligations	16,444	—
Depletion and depreciation	403,538	—
Deferred compensation expense	1,341,285	—
Stock-based compensation expense	78,666	—

Changes in assets and liabilities relating to operations:
Accounts receivable	(605,938)	—
Accounts payable	608,398	839
Accrued liabilities	(219,696)	—
Oil and gas sales payable	14,828	—
Other current assets	(46,340)	—

Net cash used in operations	(558,722)	(87,170)

Cash flow from investing activities:
Additions to oil and gas properties	(1,936,124)	—
Additions to other fixed assets	(250,606)	—
Cash restricted for development activities	866,339	—
Acquisition of additional Davenport revenue interest	(667,000)	—
Acquisition of Nowata	(2,551,721)	—
Acquisition of Square One Energy, Inc.	(4,020,363)	—
Acquisition of Ladder	(2,111,517)	—
Net cash used in investing activities	(10,670,992)	—

Cash flow from financing activities:
Proceeds from issuance of preferred stock, net	5,304,872	—
Proceeds from issuance of common stock, net	4,750,783	—
Loan by principal stockholder	—	70,000
Net cash from financing activities	10,055,655	70,000

Net decrease in cash and cash equivalents	(1,174,059)	(17,170)

Cash and cash equivalents at beginning of period	1,575,279	20,000

Cash and cash equivalents at end of period	$401,220	$2,830

Supplemental disclosure of noncash transactions:
Common stock issued for acquisition of Square One Energy, Inc.	$3,519,996	$—
Amortization of preferred stock discount	$416,534	$—

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

2.              ACQUISITIONS

Ladder Company Oil and Gas Properties - On July 2, 2004, we acquired all of the outstanding common stock of the Ladder Companies, Inc., a Delaware corporation, for approximately $2.2 million, after purchase price adjustments.  The Ladder Companies comprise two companies — Ladder Energy Company, a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation.  The Ladder Companies are engaged in oil and gas exploration and production activities.  The acquisition was effective on May 1, 2004, and net operating income from that date through closing was applied to the purchase price.

Nowata Oil Properties — On September 14, 2004, we acquired oil and gas producing leases from the Nowata Oil Properties LLC for approximately $2.6 million.  The leases are located in Nowata County, Oklahoma.  The effective date of the purchase is September 1, 2004.

Square One Energy — On March 29, 2005, we completed the acquisition of Square One Energy, Inc. (“Square One”).  The value of the consideration we paid for Square One was $7.5 million, consisting of $4 million in cash and 888,888 shares of our common stock, which was valued at $3.96 per share.

The Ladder, Nowata and Square One acquisitions were recorded based on the purchase method of accounting.  The purchase prices were allocated to the acquired assets and assumed liabilities based on their fair values.  The calculation of each purchase price and allocation to assets is as follows:

	Ladder	Nowata	Square One
Net Acquisition Price	$2,248,542	$2,551,721	$7,540,359
Asset Retirement Obligations	241,905	71,027	212,718
Other Liabilities Assumed	47,975	—	80,328
Total Purchase Price	$2,538,422	$2,622,748	$7,833,405

Allocation of Purchase Price:
Cash	$110,075	$—	$—
Accounts Receivable	2,917	—	—
Prepaid Assets	13,470	—	—
Fixed Assets	—	—	49,448
Oil & Gas Properties	2,411,960	2,622,748	7,783,957
	$2,538,422	$2,622,748	$7,833,405

The fair value assigned to the oil and gas properties is based on management’s valuation of the properties, which was derived in part by reference to reserve reports prepared by an independent petroleum engineering firm.  Based on the engineer’s reports and Cano’s internal analyses, we believe the value assigned to these properties is reasonably supported.  Regarding the valuation of Square One, the process of determining the fair value of assets and liabilities is underway, and the final results will not be completed until certain information about pre-acquisition contingencies is assessed.

Pro Forma Financial Information

The following condensed pro forma information gives effect to the acquisitions as if they had occurred on July 1, 2004 and 2003, respectively.  The pro forma information has been included in the Notes as required by generally accepted accounting principles and is provided for comparison purposes only.  The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the business combinations been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Cano Petroleum, Inc.

Pro Forma Information

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Operating revenues	$1,683,528	$1,109,718	$4,725,243	2,975,083
Income (loss) applicable to common stock	$(734,892)	$157,810	$(2,514,628)	$259,490
Net income (loss) per share - basic and diluted	$(0.08)	$0.01	$(0.23)	$0.02

3.              PREFERRED STOCK

                        Financings

For the nine months ended March 31, 2005, we issued $5.35 million of Series C Convertible Preferred Stock (5,350 shares at $1,000 per share).  This increased our total issuances of preferred stock to $8.75 million (net proceeds of $8.5 million).

The total issuances consisted of $2 million of Series B Convertible Preferred Stock and $6.75 million of Series C Convertible Preferred Stock.  These were non-voting shares issued at a price of $1,000 per share.  The holders of the Series B and Series C Preferred Stock were not entitled to receive any dividends.

Conversion to Common

During March 2005, the preferred stockholders elected to convert their preferred shares to common shares.  Each share of Series B and Series C Convertible Preferred Stock was converted by the holder into shares of our common stock at a price of $3.00 and $3.75 per share, respectively.  The conversion is summarized in the following table:

	Gross	Conversion	Common
	Issuances	Price	Shares
Series B	$2,000,000	$3.00	666,665
Series C	$6,750,000	3.75	1,800,000
Total	8,750,000		2,466,665

As of March 31, 2005, there were no outstanding issuances of preferred stock.  Our common stock is the only class of stock outstanding.

Beneficial Conversion Feature Related to our Series C Preferred Stock

On the dates of certain issuances of our Series C Preferred Stock, the quoted market price of our common stock was higher than the conversion price of our Series C Preferred Stock of $3.75 per share, resulting in a beneficial conversion feature.   The value of the beneficial conversion feature was a discount to preferred stock and a charge to earnings available to common stockholders, analogous to a preferred dividend.  As a direct result, we recognized a $416,534 increase in accumulated deficit with a corresponding increase in additional paid-in capital.  Because the Series C Preferred Stock was convertible into common stock on the date of issuance, the discount was immediately recognized as a charge to accumulated deficit, and therefore, there was no impact to Series C Preferred Stock on the balance sheet.

4.     COMMON STOCK FINANCINGS

On March 18, 2005, we entered into agreements to sell 1,350,000 shares of common stock to two accredited institutional investors at a price of $3.75 per share.  The transactions closed on March 24, 2005.  We received gross proceeds of $5.1 million from the sale of these common shares (net proceeds of $4.8 million).

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of June 30, 2004	15,647,204
Shares issued for Square One acquisition (Note 2)	888,888
Preferred shares converted to common (Note 3)	2,466,665
Shares issued in private placement (above)	1,350,000
20,352,757

5.              RELATED PARTY TRANSACTIONS

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

As of March 31, 2005, there were no outstanding balances between Cano and CEC.

On December 16, 2004, we issued stock options for 50,000 shares of our common stock to Gerald Haddock, who currently serves on our board of directors.  The exercise price is $4 per option share.  The options cannot be exercised for a six month period, referred to as the option period.  After the option period, the options will expire in ten years.  In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we have recorded a charge to general and administrative expenses of $78,666 for the estimated fair value of the options.

6.              RESTRICTED CASH

As discussed in Cano’s Form 10-KSB dated June 30, 2004, pursuant to the terms of the Merger Agreement, funds totaling $866,339 were placed in escrow and dedicated to improvements and drilling in the Davenport field.   We have conducted drilling activities and implemented improvements in the Davenport field during the 2005 fiscal year, which were funded by this escrowed amount.  At March 31, 2005, the escrow balance was used in its entirety, and accordingly, no longer appears in the Consolidated Balance Sheet.

7.              ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of estimated cash flows related to the liability.  At March 31, 2005, our liability for ARO was $598,580, of which $581,397 is considered long term.  Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the nine months ended March 31, 2005, we have recognized accretion expense of $16,444.

The following table describes the changes in our asset retirement obligations for the nine months ended March 31, 2005:

Asset retirement obligation at July 1, 2004	$84,272

Liabilities incurred:
Acquisition of Ladder Energy Company	241,905
Acquisition of Nowata Properties	71,027
Acquisition of Square One Energy	212,718
Accretion expense	16,444
Plugging costs	(27,786)
Asset retirement obligation at March 31, 2005	$598,580

8.              DEFERRED COMPENSATION

As discussed in our Form 10-KSB dated June 30, 2004, pursuant to the terms of the Merger Agreement, eight individuals (seven of whom are now employed by us and one who is a member of our board of directors) were issued 5,165,000 shares of common stock.  These shares were placed in escrow.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals (“performance shares”) during the period ending June 30, 2006.  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.  We have accounted for these shares in accordance with the provisions of SFAS Nos. 123 and 148.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction and are being amortized to expense over the periods earned.  At March 31, 2005, the balance of Deferred Compensation was $886,121, net of amortization expense.

9.              NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the stock options.  The stock options are not considered for the three and nine months ended March 31, 2005 as their effects would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for the three months ended March 31, 2005 and 2004 were 11,204,155 shares and 6,982,204 shares, respectively.  The weighted average shares used in the basic loss per common share computations for the nine months ended March 31, 2005 and 2004 were 10,722,854 and 6,982,204, respectively.  The shares at March 31, 2005 exclude 5,165,000 contingently issuable shares as discussed in Note 8.

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

Item 2.  Management’s Discussion and Analysis / Plan of Operation.

                On May 5, 2005, we began trading our common stock on the American Stock Exchange under the symbol “CFW.”  Previously, we were trading our common stock on the Over-The-Counter Bulletin Board under the symbol “CAOP.”

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

Plan of Operation

Overall Strategy

We are a growing independent oil and gas company that intends to actively pursue enhanced oil recovery techniques to increase production and reserves at our existing properties and future acquisitions.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.  We use waterflooding and enhanced oil recovery techniques, such as Alkaline-Surfactant-Polymer (ASP) technology.

We believe significant opportunities exist primarily because the major energy companies and large independents continue to focus their attention and resources toward the discovery and development of large fields.  In the past several years, the major companies have been divesting themselves of their mature oilfields.  Also, the recent economics of the oil and gas market have improved as prices have risen substantially.  These conditions provide ample opportunities for smaller independent companies to acquire and exploit mature U.S. fields.  We expect that there will be increased competition for such properties in the future.

We will continue to target potential acquisition candidates in a disciplined manner.  By adhering to our disciplined approach, we expect to continue to find attractive economic acquisition and development opportunities.

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

Liquidity and Capital Resources

We intend to finance future acquisitions of oil and gas properties, field development projects and operating activities with a combination of issuances of equity, access to capital markets, and cash flow from operations.  We cannot guarantee that any additional equity financing will be available in sufficient amounts or on acceptable terms when needed.  If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected.  In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Financing and Investing Activities

As discussed in Note 3 to the financial statements, as of March 31, 2005, we have issued preferred stock totaling $8.75 million (net proceeds of $8.5 million), of which $5.35 million was issued during the past nine months.   Also, as discussed in Note 4, we received net proceeds of $4.8 million from the issuance of 1,350,000 shares of common stock during March 2005.

During March 2005, the preferred stockholders elected to convert their preferred shares to common shares.  As discussed in Note 3, the Series B and Series C Convertible Preferred Stock was converted into shares of our common stock at a price of $3.00 and $3.75 per share, respectively.  The total converted shares amounted to 2,466,665 common shares.  As of March 31, 2005, there were no outstanding issuances of preferred stock.  Our common stock is the only class of stock outstanding.

The proceeds from our stock issuances were our primary source to fund the Davenport Merger, as discussed in our Form 10-KSB dated June 30, 2004, and the following acquisitions and development activities during the nine months ended March 31, 2005:

•                Acquisition of the Nowata Oil Properties LLC for $2.6 million (Note 2).

•                  Acquisition of the Ladder Companies, Inc. for $2.2 million (Note 2).  For operational purposes, we refer to Ladder as the Rich Valley field.

•                  Acquisition of the Square One Energy, Inc. valued at $7.5 million (Note 2), consisting of $4 million of cash and issuing 888,888 common shares.  For operational purposes, we refer to Square One as the Desdemona field.

•                  Purchase of an additional 10% revenue interest in the Davenport field for $0.7 million (Note 5).

•                  Capital expenditures of $1.9 million, consisting primarily of drilling two wells in the Davenport field, and implementation of developmental activities and environmental safeguards.

Based on reserve reports prepared by independent petroleum engineers dated January 1, 2005, our total reserves are summarized as follows:

	Nowata	Rich Valley	Davenport	Desdemona	Total
Proved
Oil - Mbbls	1,592	274	213	679	2,758
Gas - Mmcf	234	2,780	15	1,985	5,014

Proved Barrels of Equivalent Oil ("MBOE")	1,631	738	215	1,010	3,594

Proved Producing (MBOE)	1,593	583	57	505	2,738

Energy lenders typically loan to oil and gas companies based on the value of the proved producing reserves, defined as reserves that can be reasonably expected to be recovered from existing wells with existing equipment and operating methods from known reservoirs under existing economic and operating conditions.  We intend to seek a debt facility secured by our proved producing reserves to provide a source of cash to fund our operating activities and acquisitions.  Also, we will continue to consider issuances of equity as a potential option to provide cash to fund our operating activities and acquisitions.

Capital Spending Plan for 2005

In addition to potential future acquisitions, our capital spending plan for the remainder of 2005 is to implement developmental projects at our existing fields to increase reserves and production.  We project this cost to be approximately $3.6 million, and to be spent to develop the following fields:

Desdemona Field.  This was the primary asset of our Square One acquisition discussed in Note 2, consisting of 10,300 acres.  This field has not been previously waterflooded.  We plan to begin pilot waterflood operations in mid-2005 and expect an initial response in nine to twelve months.  If the pilot waterfloods are successful, we intend to begin expanding the waterflood to the entire field in 2006.  This field also has mineral rights to the Barnett Shale.  We intend to sell these land rights and focus on our core expertise — secondary and enhanced oil recovery.

Nowata Field.  This field is currently being waterflooded.  We intend to increase production and reserves by applying a chemical treatment known as such as Alkaline-Surfactant-Polymer (ASP) technology.  We are continuing to optimize the ASP chemistry in the labroatory and intend to begin implementing an ASP pilot at Nowata later this year.

Davenport Field.  This field is currently being waterflooded.  We intend to evaluate this field for ASP technology.  This evaluation, coupled with the knowledge gained from the Nowata ASP pilot, is expected to enhance its value as an ASP candidate.

Rich Valley Field.  We intend to drill one development well and conduct an evaluation for waterflood potential.

Operating Activities

For the nine months ended March 31, 2005, net cash used in operating activities was $558,722.  We are seeking to improve cash flow from operating activities through operational improvements at our existing properties and future acquisitions.  The increased cash flow from field operations could be offset, in part, by increased general and administrative costs to support our expanding operations.

Results of Operations

The table below summarizes our results of operations through March 31, 2005.

	Three Months	Nine Months
	Ended	Ended
Net Loss Before Certain
Accounting Charges	$(343,842)	$(808,622)

Less:
Deferred Compensation Expense	431,439	1,341,285
Preferred Stock Discount	—	416,534
Subtotal	431,439	1,757,819
Loss Applicable to Common Stock	$(775,281)	$(2,566,441)

As shown above, we had a net loss before certain accounting charges of $343,842 and $808,622, respectively, for the three and nine month periods ended March 31, 2005.  Since our acquisitions are mature fields, our initial focus is to evaluate the existing operations and make the necessary operational improvements to improve operating efficiency.  It generally requires six to twelve months to fully analyze the acquired field and spend the necessary funds to improve the field operations to meet our operational standards.  The net loss that we have experienced for the nine months ended March 31, 2005, is a direct result of spending the necessary funds to improve the operational efficiency of our field facilities and to fund start-up costs we incurred to fund our support services.  We expect these expenditures should lead to increased operational efficiency and reduced operating expenses in future periods.

Operating Revenues

The table below summarizes our operating revenues through March 31, 2005.

	Three Months	Nine Months
	Ended	Ended
Operating Revenues	$1,461,885	$3,780,437

Sales
- Oil (MBbls)	24	62
- Gas (MMcf)	41	133
- Total (MBOE)	31	84

Average Price
- Oil ($/ Bbl)	$49.39	$47.78
- Gas ($/ Mcf)	$5.60	$5.94

We expect future increases to sales through capital expenditures as previously discussed in “Plan of Operation - Capital Spending Plan for 2005.”

Operating Expenses

For the three and nine month periods ended March 31, 2005, our total operating expenses were $2,238,637 and $5,940,880, respectively.  Our operating expenses consist primarily of lease operating expenses, general and administrative, depletion and depreciation, and deferred compensation expense, as discussed in Note 8 to the financial statements.

Our lease operating expenses (“LOE”) consist of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and superintendence.  For the three month and nine month periods ended March 31, 2005, our LOE was $819,093 and $1,815,837, respectively.  For the nine month period ended March 31, 2005, the LOE per BOE was $21.55.  We incurred an unusually high amount of LOE to implement the operational improvements at all fields, as previously discussed.  We will continue to evaluate potential operational improvements for all three fields.  We anticipate these expenditures will lead to improved operational efficiency and reduced operating expenses in future months.

Our general and administrative expenses consist of support services for our operating activities, along with investor relation costs during the current quarter and nine month period of approximately $136,000 and $572,000, respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2005 or as of the date of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2005, we entered into agreements to sell 1,350,000 shares of common stock to two accredited institutional investors at a price of $3.75 per share.  The transactions closed on March 24, 2005.

On March 29, 2005, we completed the acquisition of Square One Energy, Inc. in consideration for $7.5 million, consisting of $4 million in cash and 888,888 shares of our common stock, which was valued at $3.96 per share.

 All of the above unregistered issuances of securities were made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506, promulgated thereunder.  Except as expressly set forth above, the individuals and entities to whom we issued securities are unaffiliated with us. For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933, as amended. Each of the above security holders who were not our executive officers represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

References to “the Company” in the following exhibit list mean Cano Petroleum, Inc., a Delaware corporation.

Exhibit Number	Description
10.1	Purchase and Sale Agreement dated February 6, 2005 by and between Square One Energy, Inc. and Cano Petroleum, Inc., incorporated by reference to Form 8-K filed on March 7, 2005.
10.2	Form of Subscription Agreement entered into March 18, 2005, incorporated by reference to Form 8-K filed on March 28, 2005.
10.3	Letter agreement dated March 29, 2005 among the Haddock Enterprises, LLC, the Company and Kenneth Carlile, incorporated by reference to Form 8-K filed April 1, 2005.
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CANO PETROLEUM, INC.

Dated:	May 16, 2005	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Dated:	May 16, 2005	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and Principal Accounting Officer