Form 10KSB
period 2005-06-30
CANO PETROLEUM, INC
filed 2005-09-20
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                            TO

COMMISSION FILE NUMBER

CANO PETROLEUM, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0635673 (I.R.S. Employer Identification No.)

The Oil & Gas Commerce Building, 309 West 7th Street, Suite 1600, Fort Worth, TX (Address of principal executive offices)	76102 (Zip Code)

Issuer’s telephone Number: (817) 698-0900

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.0001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.  $5,481,640

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of September 8, 2005 was $61,199,159.

As of September 8, 2005, the issuer had 20,336,974 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I

Item 1.                                   Description of Business.

Introduction

Cano Petroleum, Inc. is a growing independent oil and gas company, based in Fort Worth, Texas, that is actively pursuing enhanced oil recovery techniques to increase production and reserves at our existing properties and future acquisitions.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.  We use waterflooding and enhanced oil recovery techniques, such as Alkaline-Surfactant-Polymer (“ASP”) technology.

We were originally organized under the laws of the State of Delaware on May 29, 2003 as Huron Ventures, Inc.  Cano was involved in the merger of Huron Ventures, Inc. (“Huron”) and several entities, including the Davenport Field Unit, Inc., (“Davenport Field Unit”) on May 28, 2004. Effective with the merger, Huron changed its name to Cano Petroleum, Inc.  The merger is discussed in greater detail below.  Prior to the merger, Huron was inactive with no significant operations.

Davenport Merger

On May 28, 2004, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Davenport Acquisition Corp., an Oklahoma corporation; Davenport Field Unit, Inc. (“DFU”), a Texas corporation; the shareholders of Davenport Field Unit; Cano Energy Corporation, a Texas corporation; and Big Sky Management Ltd., our principal stockholder.  Our CEO, S. Jeffrey Johnson, is a principal shareholder in Cano Energy Corporation.

The Davenport Field Unit’s sole asset consists of 100% working interest in certain oil, gas and mineral leasehold estates and personal property related such leasehold estates located in Lincoln County, Oklahoma covering approximately 2,178 acres.  Under the terms of the merger, we issued 5,165,000 shares of our common stock to the former shareholders of the Davenport Field Unit and paid $1,650,000 to fund developmental costs associated with the Davenport Field Unit and assumed debt.  Pursuant to the terms of the merger, we changed our name to Cano Petroleum, Inc. on June 3, 2004.

The 5,165,000 shares issued to the Davenport Field Unit shareholders were placed in escrow, a portion of which has been released and a portion of which is scheduled to be released from escrow pursuant to certain employment and performance goals.  Refer to “Item 11 - Securities Authorized for Issuance Under Equity Compensation Plans” for additional discussion.

Acquisitions Subsequent to the Davenport Merger

The Ladder Companies

On July 2, 2004, we acquired all of the outstanding common stock of Ladder Companies, Inc. (d/b/a Ladder Energy Company), a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation, in consideration for approximately $2.2 million, after purchase price adjustments.  Ladder Companies and Tri-Flow are engaged in oil and gas exploration and production.  Their assets include ownership interests in 61 wells, including 51 that are located primarily in one field of approximately 4,500 acres in Grant County, Oklahoma.  Current net production from these wells is approximately 120 barrels of oil equivalent (“BOE”) per day and, based on an independent engineer’s most recent estimate, proven reserves are 780,000 BOE, of which 587,000 BOE were proved producing reserves.

The Nowata Properties

On September 14, 2004, we acquired certain oil, gas and mineral assets from Nowata Oil Properties LLC for $2.6 million. The purchased assets consist of Nowata Oil Properties’ right, title and interest in and to specified oil, gas and mineral leasehold estates, including but not limited to non-producing property, mineral rights, subsurface rights, wells and well equipment, inventory and supplies, storage facilities, contract rights, easements and rights-of-way, permits and records belonging to, used or obtained in connection with the leasehold estates.  The Nowata Properties include more than 220 producing wells.  The wells produce from the Bartlesville Sandstone in the Nowata Field on 2,601 acres of land in Nowata County, Oklahoma. Current net production is approximately 215 BOE per day and, based on an independent engineer’s most recent estimate, proved producing reserves are 1,538,000 BOE.

Square One

On March 29, 2005, we acquired Square One Energy, Inc (“Square One”).  The value of the consideration we paid for Square One was $7.6 million, consisting of $4 million in cash and 888,888 shares of our common stock, which was valued at $3.96 per share.

Square One was incorporated under the laws of the State of Texas in October 2001.  Square One’s assets include a 100% working interest in 10,300 acres of mature oil fields in north central Texas.  Other assets include a gas processing plant, production equipment, a field office and an office building.  Square One will continue to operate the 10,300 acre Desdemona and Hogtown Moore Units in Erath, Eastland and Comanche Counties.

Current production is 55 barrels per day of natural gas liquids and crude oil.  Original oil in place is estimated at 92 million barrels of oil.  We plan to initiate a pilot waterflood in a down-dip area where there are active oil producers in the sand, then develop up-dip into the area currently producing gas.  If we have a successful waterflood, we anticipate it will be followed with an ASP process to produce additional oil from the reservoir.  Based on an independent engineer’s most recent estimate, current proven reserves are 1,986,000 BOE, of which 348,000 BOE are proved producing reserves.

Growth Strategy

We believe significant growth opportunities exist primarily because the major energy companies and large independents continue to focus their attention and resources toward the exploration and production of large fields.  In the past several years, the major companies have been divesting themselves of their mature, smaller oil fields.  During recent years, the energy industry has predominately focused on natural gas exploration and production, and has been significantly less focused on crude oil.  The recent economics of the oil and gas market have improved as prices have risen substantially.  These conditions provide ample opportunities for smaller independent companies to acquire and exploit mature U.S. oilfields.  We expect that there will be increased competition for such properties in the future.

We will continue to target potential acquisition candidates in a disciplined manner.  By adhering to our disciplined approach, we expect to continue to find attractive economic acquisition and development opportunities.

Our competitive advantage is our in-house expertise and low internal overhead.  We employ independent engineers and geologists to aid in evaluating the economic merits of drilling plans and potential acquisitions.  We believe that the incremental cost of using independent engineering firms justifies the expense because they provide a check and balance on our acquisition and development plans.  Further, using third party experts on a case-by-case basis enables us to maintain low operating expenses and adhere to our commitment to maintain low fixed costs.

On March 29, 2005, we entered into an agreement with two other parties to explore the possibility of converting the Sabine Royalty Trust from a liquidating asset into a vehicle to acquire low risk assets.  We define low risk assets as mature oil fields that have a high exploitation potential for waterflooding and enhance oil recovery techniques.  We further discuss this venture under “Item 12 – Sabine Production Operating, LLC.”

Significant Opportunities

We believe significant opportunities exist to acquire mature fields that have upside exploitation potential. Given the planned property divestitures of major energy companies, we believe ample opportunities will exist for larger strategic acquisitions to be made during 2005 and 2006. We believe the major energy companies are focusing their attention and resources toward the discovery and development of large fields located outside the United States.

One reason for this is that the major energy companies have larger internal overhead costs which prevent them from fully developing production from existing, mature fields. These factors contribute ample opportunities for smaller, independent companies, to purchase mature U.S. fields which have been vacated by major energy companies.

Pursuit of Selective Complementary Acquisitions

We seek to acquire long-lived producing properties with a high degree of operating control that contain opportunities to profitably increase proven oil reserves and production levels through exploitation. Our reservoir enhancement techniques include the implementation of enhanced oil techniques, such as waterflooding and tertiary activities, such as ASP technology.  We will also focus on long term cost improvement of field operations. We target acreage that we believe will expose us to high potential prospects located in areas that are geologically similar to neighboring areas with large developed fields.

Disciplined Approach

We intend to target potential acquisition candidates in a disciplined manner. We plan to focus on oil producing properties that will greatly benefit from secondary and enhanced oil recovery techniques. We are seeking properties that have relatively long reserve lives and highly predictable production profiles. We are seeking properties that have extensive production histories and production enhancement opportunities. While the properties may be geographically diversified, we intend to focus on producing fields that are concentrated within adjacent areas, allowing for economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations.

Prudent Use of Third Party Expertise

We plan to use our in-house expertise and employ independent engineers and geologists to aid in evaluating the economic merits of drilling plans and potential acquisitions.  We believe that the incremental cost of using independent engineering firms justifies the expense because they provide a check and balance on our acquisition and development plans.  Further, using third party experts on a case-by-case basis enables us to keep our operating overhead low and adhere to our commitment to keep fixed costs low.

Working Interest Operator

We intend to be the working interest operator in a high proportion of our acquired and developed properties. This allows us to exercise more control over expenses, capital allocation, and the timing of development and exploitation activities in our fields. It also enables us to implement controls over our costs to ensure prudent expenditures.

Competition

We are a small independent oil production company that represents less than 1% of the oil and gas industry. We face competition from other oil and gas companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, and obtaining goods, services and labor.  Many of our competitors have substantially greater financial and other resources.  Factors that affect our ability to acquire producing properties include available funds, available information about the property and our standards established for minimum projected return on investment.  Since we are focusing on acquiring mature fields possessing large, underdeveloped reserves and have experience and expertise in exploiting these reserves, we believe that we can effectively compete in the market.

Customers

We sell our crude oil production to two independent purchasers and our natural gas production to primarily a single independent purchaser.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible.  All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

Governmental Regulation

Our operations are subject to extensive and continually changing regulation affecting the oil and natural gas industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. We do not believe that we are affected in a significantly different manner by these regulations than are our competitors.

Transportation and Sale of Natural Gas

Even though we are predominately focused on crude oil production, our natural gas sales were approximately 26% of our total sales during the past twelve months.  The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal wellhead price controls on all domestic natural gas were terminated on January 1, 1992 and none of our natural gas sales prices are currently subject to FERC regulation. We cannot predict the impact of future government regulation on any natural gas operations.

Regulation of Production

The production of crude oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Texas and Oklahoma, the states in which we own and operate properties, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing of wells, and the plugging and abandonment of wells and removal of related production equipment. Texas and Oklahoma also restrict production to the market demand for crude oil and natural gas. These regulations can limit the amount of oil and natural gas we can produce from our wells, limit the number of wells, or limit the locations at which we can conduct drilling operations. Moreover, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Environmental Regulations

Our operations are subject to numerous stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, require acquisition of a permit before drilling or development commences, restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with development and production activities, and limit or prohibit construction or drilling activities in certain ecologically sensitive and other protected areas.  Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. Our business and prospects could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts our development and production activities or imposes environmental protection requirements that result in increased costs to us or the oil and natural gas industry in general.

We conduct our development and production activities to comply with all applicable environmental regulations, permits and lease conditions, and we monitor subcontractors for environment compliance. While we believe our operations conform to those conditions, we remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators of properties in which we own interests.  Our insurance policies provide for $1,000,000 general liability coverage for bodily injury and property damage including pollution, underground resources, blow out and cratering.  In addition, we have

$100,000 coverage for our contractual obligations to our service contractors using their equipment downhole.  We have a “hired and non-owned” commercial automobile liability limit of $1,000,000.  We also have secured a $5,000,000 umbrella coverage in excess of the general liability, including pollution and automobile liability.  There is a $1,000,000 policy for control of well, redrill, and pollution.

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

Employees

As of September 2, 2005, we had 24 employees, all of whom are full-time employees.  None of our employees are represented by a union.  We have never experienced an interruption in operations from any kind of labor dispute, and we consider the working relationships among the members of our staff to be excellent.

Item 2.                                   Description of Property

Principal Executive Offices

Our principal executive offices are located at The Oil & Gas Commerce Building, 309 West 7th Street, Suite 1600, Fort Worth, TX 76102. Our principal executive offices comprise approximately 6,317 square feet and are subject to a lease that expires on June 30, 2006 at a cost of $6,580 per month.

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

Based on reserve reports prepared by independent petroleum engineers dated July 1, 2005, we had estimated total proved reserves of 4,787 MBOE, of which 2,599 MBOE were proved producing reserves.  A detail of these reserves is presented in “Item 6 – Financing and Investing Activities.”  We have not reported our reserves to any federal authority or agency.

Production

For the twelve months ended June 30, 2005, our total net production was approximately 89,000 barrels of oil and 180 MMcf of natural gas. The average prices received for our oil and gas sales were $48.36 per barrel and $6.25 per Mcf, respectively.  Our average lifting cost per barrel of equivalent oil was $22.88 / barrel.

For the twelve months ended June 30, 2004, our total net production was 233 barrels of oil and the average price received was $34 per barrel.

Productive Wells and Acreage

As of June 30, 2005, we had 520 gross productive wells (511 net productive wells).  Our oil wells totaled 462 gross productive wells (453 net productive wells) and our gas wells totaled 58 gross and net productive wells.  We had total acreage of 19,579 acres, consisting of 9,484 developed acres and 10,095 undeveloped acres.

Drilling Activity

During the twelve months ended June 30, 2005, we drilled two (gross and net) developmental wells in the Davenport Field and one (gross and net) well in the Nowata Field for testing of ASP technology. As of September 8, 2005 and June 30, 2004, we did not have any drilling activity.  At the Desdemona Field, we began pilot waterflood operations in May 2005.

There was no drilling activity during the twelve month period ended June 30, 2004.

Present Activities

We intend to implement the capital expenditures program as detailed in “Item 6 - Capital Spending Plan for Fiscal Year 2006.”

Delivery Commitments

At June 30, 2005, we had no delivery commitments with our purchasers.

Item 3.                                   Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                                   Market for Common Equity and Related Stockholder Matters.

Market Information

On May 5, 2005, our common stock began trading on the American Stock Exchange under the symbol “CFW.”  Previously, we were trading our common stock on the Over-The-Counter (“OTC”) Bulletin Board under the symbol “CAOP.”  For the periods indicated, the following table sets forth the high and low sales prices per share of common stock.  For those prices that reflect the time our common stock was traded on the OTC Bulletin Board, the quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

	Fiscal 2005		Fiscal 2004
Fiscal Quarter	High	Low	High		Low

First Quarter Ended September 30	$4.25	$3.80		*		*
Second Quarter Ended December 31	$5.05	$3.87		*		*
Third Quarter Ended March 31	$4.64	$3.90		*		*
Fourth Quarter Ended June 30	$6.40	$4.02	$4.10		$0.45

* No reliable data is available during this period.

Holders

As of August 24, 2005, our shares of common stock were held by approximately 122 stockholders of record.  In many instances, a record stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.  We estimate that, as of September 7, 2005, there were approximately 6,100 beneficial holders who own our common stock in street name.

Dividends

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no material restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

Common Stock

On March 18, 2005, we entered into agreements to sell 1,350,000 shares of common stock to two accredited institutional investors at a price of $3.75 per share.  The transactions closed on March 24, 2005. These sales were exempt from registration requirements under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On March 29, 2005, we completed the acquisition of Square One Energy, Inc. in consideration for $7.5 million, consisting of $4 million in cash and 888,888 shares of our common stock, valued at $3.96 per share. These sales were exempt from registration requirements under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On September 14, 2005 and September 16, 2005, we received written commitments for two private placement sales of 2,603,864 shares and 2,100,000 shares, respectively, of our common stock at a per share price equal to $4.14, which was the closing price on September 13, 2005 on the American Stock Exchange.  The gross proceeds totaled $19,474,000, of which we had received $10,780,000 as of September 19, 2005. The net proceeds of the issuance will be used for general corporate purposes, capital expenditures and working capital.  The common stock sold in the private placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

Preferred Stock Issuance

During July and August of 2004, we received gross proceeds of $4.6 million from the sale of 4,600 shares of Series C Convertible Preferred Stock at a price of $1,000 per share.  These sales were exempt from registration requirements under Regulation S under the Securities Act.

On October 8, 2004, we received gross proceeds of $750,000 from the sale of 750 shares of Series C Convertible Preferred Stock at a price of $1,000 per share to Randall Boyd, one of our current Directors.  This increased our total gross proceeds from the issuances of Series C preferred stock to $6.75 million. This sale was exempt from registration requirements under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Preferred Stock Conversion

During February and March 2005, all of the holders of Series B and C Convertible Preferred Stock submitted conversion notices to convert their preferred shares totaling 8,750 shares into an aggregate of 2,466,665 shares of common stock.  The above issuances of common stock upon conversion of preferred stock were exempt from registration requirements under Rule 506, Regulation S and/or Section 3(a)9 of the Securities Act.

Except as expressly set forth above, for transactions exempt from registration under Rule 506, the individuals and entities to whom we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or a director, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the above security holders who were not our executive officers represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

None of the purchasers who received shares under Regulation S are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

SB-2 Registration Statement Filing

On June 28, 2005, we filed a SB-2 Registration Statement (File No. 333-126167) with the Securities and Exchange Commission to register the resale of 6,980,707 shares of our issued and outstanding shares of common stock.  The primary purpose of the SB-2 filing was to register 1,350,000 shares issued to the two accredited investors on March 24, 2005 and 2,466,665 shares issued from preferred stock conversions.  The SB-2 filing also included a portion of the previously discussed escrowed shares issued pursuant to the Davenport Merger.  The Securities and Exchange Commission declared the SB-2 Registration Statement effective on August 12, 2005.

Item 6.                                   Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, the timing of acquisitions, product demand, market competition, interruption in production, and the success of waterflooding and enhanced oil recovery techniques.

You should read the following discussion and analysis in conjunction with the consolidated financial statements of Cano Petroleum, Inc. and subsidiaries and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

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

For the fiscal year ended June 30, 2005, we generated a loss applicable to common stock of $3,389,676, and had cash used in operating activities of $501,035.  Additionally, we had a working capital deficit of $398,602 at June 30, 2005.

On September 14, 2005 and September 16, 2005, we received written commitments for two private placement sales of 2,603,864 shares and 2,100,000 shares, respectively, of our common stock at a per share price equal to $4.14, which was the closing price on September 13, 2005 on the American Stock Exchange.  The gross proceeds totaled $19,474,000, of which we had received $10,780,000 as of September 19, 2005. The net proceeds of the issuance will be used for general corporate purposes, capital expenditures and working capital.  The common stock sold in the private placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

In addition, we anticipate reducing our operating losses in fiscal 2006, and we will strive to improve cash flow.  We are also contemplating additional financing transactions that will sufficiently fund our planned capital expenditures and working capital needs for a reasonable period of time.  We cannot guarantee that any additional financing will be available in sufficient amounts or on acceptable terms when needed.  If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected.  In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Financing and Investing Activities

During the twelve months ended June 30, 2005, our financings consisted of the following:

•                  We received net proceeds of $4.8 million from the issuance of 1,350,000 shares of common stock during March 2005 (Note 5).

•                  We issued 888,888 common shares as part of the Square One acquisition, which was valued at $3.96 per share (Note 3).

•                  We issued $5.35 million of preferred stock (Note 4).  This increases our issuances of preferred stock to $8.5 million (net proceeds) since inception.

During March 2005, the preferred stockholders elected to convert their preferred shares to common shares.  As discussed in Note 4, the Series B and Series C Convertible Preferred Stock was converted into shares of our common stock at a price of $3.00 and $3.75 per share, respectively.  The total converted shares amounted to 2,466,665 common shares.  As of June 30, 2005, there were no outstanding shares of preferred stock.

As of June 30, 2005, our common stock is the only class of stock outstanding and we have no outstanding long-term debt financing.

The proceeds from our stock issuances were our primary source to fund the Davenport Merger, as discussed in Note 2, and the following acquisitions and development activities occurred during the twelve months ended June 30, 2005:

•                  Acquisition of the Nowata Oil Properties LLC for $2.6 million (Note 3).

•                  Acquisition of the Ladder Companies, Inc. for $2.2 million (Note 3).  For operational purposes, we refer to Ladder as the Rich Valley field.

•                  Acquisition of the Square One Energy, Inc. valued at $7.6 million (Note 3), consisting of $4 million of cash and issuing 888,888 common shares.  For operational purposes, we refer to Square One as the Desdemona field.

•                  Purchase of an additional 10% revenue interest in the Davenport field for $0.7 million (Note 6).

•                  Capital expenditures of $2.1 million, consisting primarily of drilling two wells in the Davenport field, and implementation of developmental activities and environmental safeguards.

Based on reserve reports prepared by independent petroleum engineers dated July 1, 2005, our total reserves are summarized as follows:

	Nowata	Rich Valley	Davenport	Desdemona	Total
Proved
Oil - Mbbls	1,492	299	478	786	3,055
Gas - Mmcf	268	2,888	34	7,198	10,388

Proved Barrels of Equivalent Oil (“MBOE”)	1,537	780	484	1,986	4,787

Proved Producing (MBOE)	1,537	587	127	348	2,599

Capital Spending Plan for Fiscal Year 2006

Our capital spending plan for the twelve months ended June 30, 2006, excluding potential acquisitions, is projected to be $9.5 million to implement developmental projects at our existing fields to increase reserves and production as follows:

Desdemona Field.  This was the primary asset of our Square One acquisition discussed in Note 3, consisting of 10,300 acres.  This field has not been previously waterflooded.  We began pilot waterflood operations in May 2005 and expect an initial response in nine to twelve months.  If the pilot waterfloods are successful, we intend to begin expanding the waterflood to the entire field in 2006.  This field also has mineral rights to the Barnett Shale.  We intend to sell these land rights and focus on our core expertise — secondary and enhanced oil recovery.

Nowata Field.  This field is currently being waterflooded.  We intend to increase production and reserves by applying a chemical treatment known as such as Alkaline-Surfactant-Polymer (ASP) technology.  We are continuing to optimize the ASP chemistry in the laboratory and intend to begin implementing an ASP pilot at Nowata later this year.

Davenport Field.  This field is currently being waterflooded.  We intend to evaluate this field for ASP technology.  This evaluation, coupled with the knowledge gained from the Nowata ASP pilot, is expected to enhance its value as an ASP candidate.

Rich Valley Field.  We intend to drill six infill development wells and conduct an evaluation for waterflood potential.

Energy lenders typically loan to oil and gas companies based on the value of the proved producing reserves, defined as reserves that can be reasonably expected to be recovered from existing wells with existing equipment and operating methods from known reservoirs under existing economic and operating conditions.

As previously discussed under “Liquidity and Capital Resources,” we recently received written commitments for two private placement sales of our common stock generating gross proceeds of $19,474,000, of which we had received $10,780,000, as of September 19, 2005.  These funds will be used, in part, to fund the previously discussed capital expenditures.

Based on our current cash resources and other current assets, management believes we have sufficient liquidity to fund operations for the next twelve months.  We are contemplating additional financing transactions that, if successful, are expected to sufficiently fund expenditures for potential acquisitions and other expansions of our business.   We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans.

Operating Activities

For the twelve months ended June 30, 2005, net cash used in operating activities was $501,035.  We are seeking to improve cash flow from operating activities through operational improvements at our existing properties, a full twelve months of production from acquired properties, and future acquisitions.  The increased cash flow from field operations could be offset, in part, by increased general and administrative costs to support our expanding operations.  As previously discussed under “Liquidity and Capital Resources,” we recently received written commitments for two private placement sales of our common stock generating gross proceeds of $19,474,000, of which we had received $10,780,000, as of September 19, 2005.  The combination of these factors are expected to provide sufficient working capital to support our operations.

Results of Operations

A comparison of the summary results of operations for the twelve months ended June 30, 2005 and 2004 is presented below.

	2005	2004
Operating revenues	$5,481,640	$7,958
Operating expenses	8,466,443	391,164
Loss applicable to common stock	$(3,389,676)	$(383,206)

The two periods are not comparable since 2004 represents only one month of results from the Davenport Field and general office expenses, and the 2005 results represent a full twelve months and include the results of all four of our fields and general office expenses.  The remaining discussion will focus on the twelve months ended June 30, 2005.

The table below summarizes our results of operations through June 30, 2005.

Net Loss Before Certain Accounting Charges	$(1,294,357)

Less:
Deferred Compensation Expense	1,678,785
Preferred Stock Discount	416,534
Subtotal	2,095,319
Loss Applicable to Common Stock	$(3,389,676)

As shown above, we had a net loss before certain accounting charges of $1,294,357 for the twelve month period ended June 30, 2005.  Although this is a non-GAAP measure, we excluded these certain accounting charges – deferred compensation expense and preferred stock discount - because we expect these costs to be significantly less in the next twelve month period ended June 30, 2006.  Since our acquisitions are mature fields, our initial focus is to evaluate the existing operations and make the necessary operational improvements to improve operating efficiency.  Based on past experience, management believes it generally requires six to twelve months to fully analyze the acquired field and spend the necessary funds to improve the field operations to meet our operational standards.  The net loss that we have experienced for the twelve months ended June 30, 2005, is a direct result of spending the necessary funds to improve the operational efficiency of our field facilities and to fund start-up costs we incurred to fund our support services.  We expect these expenditures should lead to increased operational efficiency and reduced operating expenses in future periods.

Operating Revenues

The table below summarizes our operating revenues for the twelve months ended June 30, 2005.

Operating Revenues	$5,481,640

Sales
• Oil (MBbls)	89
• Gas (MMcf)	180
• Total (MBOE)	119

Average Price
• Oil ($/ Bbl)	$48.36
• Gas ($/ Mcf)	$6.25

We expect future increases to sales through capital expenditures as previously discussed in “Plan of Operation - Capital Spending Plan for Fiscal Year 2006.”

Operating Expenses

For the twelve month period ended June 30, 2005, our total operating expenses were $8.5 million.  Our operating expenses consist primarily of lease operating expenses, general and administrative, depletion and depreciation, and deferred compensation expense, as discussed in Note 1 to the financial statements.

Our lease operating expenses (“LOE”) consist of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and superintendence.  For the twelve month period ended June 30, 2005, our LOE was $2.7 million and the LOE per BOE was $22.88.  We incurred an unusually high amount of LOE to implement the operational improvements at all fields, as previously discussed.   We will continue to evaluate potential operational improvements for all four fields.  We anticipate these expenditures will lead to improved operational efficiency and reduced operating expenses in future months.

Our general and administrative expenses, totaling $3.2 million, consist of support services for our operating activities and investor relation costs.

Contractual Obligations

As of June 30, 2005, our principal executive office, comprising 6,317 square feet, is subject to a lease that expires June 30, 2006 at a cost of $6,580 per month.  This was our only material contractual obligation as of June 30, 2005.  The following table summarizes our lease obligation at June 30, 2005:

		Due Within
	Total	1 Year	2 - 5 Years
Leases	$78,960	$78,960	$—

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies

Use of Estimates

In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  Significant assumptions are required in the valuation of proved oil and gas reserves, which may affect the amount at which oil and gas properties are recorded.  Our operating revenues and accounts receivable also involve estimates and assumptions. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.  We believe the following critical accounting policies affect our more significant judgments and estimates.

Oil and Gas Properties and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells.  All developmental costs are capitalized.  We are predominately engaged in the acquisition and development of proved reserves as opposed to exploration activities.  Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and gas reserves.

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

Reserve Estimates

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of enhanced recovery techniques after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from existing wells where a relatively major expenditure is required for implementing enhanced oil recovery techniques. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.  If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.  Holding all other factors constant, a reduction in our proved reserve estimate of 10% would result in an annual increase in depreciation, depletion and amortization expense of approximately $14,000.

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

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser.  We sell our crude oil production to two independent purchasers and our natural gas production primarily to a single independent purchaser.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible.  All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

Deferred Compensation

As discussed in “Escrowed Shares pursuant to the Davenport Merger”, pursuant to the agreement terms of the Davenport Merger, eight individuals (six of whom are now employed by us, one former employee, and one who is a member of our board of directors) were issued 5,165,000 shares of common stock.  These shares were placed in escrow.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals (“performance shares”) during the period ending June 30, 2006.  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.  We have accounted for these shares in accordance with the provisions of SFAS Nos. 123 and 148.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction and are being amortized to expense over the periods earned.

Item 7.                                   Financial Statements.

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F-1 of this annual report on Form 10-KSB and are incorporated herein.  The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Item 8.                                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.                          Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.                          Other Information.

None.

PART III

Item 9.                                   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
S. Jeffrey Johnson	40	Chief Executive Officer and Chairman of the Board of Directors
Michael J. Ricketts	47	Chief Financial Officer, Principal Accounting Officer
Thomas D. Cochrane	42	Executive Vice President of Engineering
James K. Teringo, Jr.	49	Vice President, General Counsel and Corporate Secretary
Donnie D. Dent	71	Director
Gerald W. Haddock	57	Director
Randall Boyd	47	Director
Dr. Jim Underwood	63	Director
Morris B. “Sam” Smith	60	Director

All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of the board of directors.  Some of our directors and executive officers also serve in various capacities with our subsidiaries. There are no family relationships among any of our directors and executive officers.

Background of Executive Officers and Directors

S. Jeffrey Johnson, Chief Executive Officer and Chairman.  Mr. Johnson was appointed Chief Executive Officer on May 28, 2004 and Chairman on June 25, 2004.  Prior to joining Cano, Mr. Johnson served as the Chief Executive Officer of Cano Energy Corporation from 2001 through 2004, and he served as the Chief Executive Officer of Scope Operating Company from 1997 through 2004.

Michael J. Ricketts, Chief Financial Officer and Principal Accounting Officer.  Mr. Ricketts was appointed Chief Financial Officer on May 28, 2004.  Mr. Ricketts served as a member of our Board of Directors from June 25, 2004 until April 6, 2005.  Mr. Ricketts is a Certified Public Accountant. Prior to joining Cano, Mr. Ricketts was employed by TNP Enterprises, Inc. and its subsidiaries, Texas-New Mexico Power Company and First Choice Power for 15 years.  He served as Director, Treasury from 2003 to 2004.  He served as Director, Business Development from 2002 – 2003.  He was the Controller and Assistant Controller from 1998- 2002.

Thomas D. Cochrane, Executive Vice-President of Engineering.  Mr. Cochrane was appointed Executive Vice-President of Engineering on September 9, 2005.  From June 13, 2004 through September 9, 2005, Mr. Cochrane served as Executive Vice-President of Oil & Gas Operations. Prior to joining Cano, Mr. Cochrane spent his entire 16 year career with ExxonMobil Oil.   From 1988 to 1998 he was an Operations Engineer for water floods and CO2 floods.  From 1998-1999 he was the Maintenance Foreman of the Aneth area.  From 1999-2000 he was the Production Superintendent of the Aneth Area.  From 2000 to 2004 he worked as a Reservoir Engineer and Reservoir Engineering Mentor for water floods and CO2 floods, and served on the U.S. Drill Well Review Team approving technical work supporting drilling funding from 2003-2004.

James K. Teringo, Jr., Vice President, General Counsel and Corporate Secretary.  Mr. Teringo was appointed to the positions of Vice President, General Counsel and Corporate Secretary on August 3, 2005.  From June 1999 until December 2003, Mr. Teringo was Assistant General Counsel for Panda Energy International, Inc.

Donnie D. Dent, Director.  Mr. Dent was appointed to our Board of Directors on June 25, 2004.  Prior to 1998, Mr. Dent was employed with various oil and gas companies.  From 1995 to 1998, Mr. Dent served as President and CEO of RUSA Oil, Ltd., a company jointly formed by Dresser Industries and Petro-Hunt Corporation and engaged in the exploration and development of two large oil fields in Siberia.  From 1991 to 1998 Mr. Dent served as a General Director of Khantymansiysknnefthunt, a Russo-American oil and gas joint venture. Prior to 1991 he was President of Box Energy Corporation Executive and Vice President at OKC Limited Partnership. Mr. Dent has also served as General Counsel at Mesa Petroleum Corporation and as a staff attorney for Gulf Oil Corporation.

Gerald W. Haddock, Director. Mr. Haddock was appointed to our Board of Directors on December 10, 2004.  Mr. Haddock is the founder and President of Haddock Enterprises, LLC, an entrepreneurial development company concentrating in oil and gas and real estate, located in Fort Worth, Texas, and formerly served as President and CEO of Crescent Real Estate Equities.  Mr. Haddock is currently a Director and Audit Committee Chairman of ENSCO International, Inc., a leading global offshore oil and gas drilling service company listed on the NYSE.  Mr. Haddock also joined the Board of Directors of Meritage Homes Corporation in early 2005, named “Fastest Growing Public Homebuilder—2003” by Builder magazine.  Mr. Haddock also serves for Baylor University on the Baylor Foundation Board of Directors and serves on the Dean’s Strategic Council for the Graduate Tax Program at New York University.

Randall Boyd, Director.  Mr. Boyd was appointed to our Board of Directors on October 25, 2004.  Prior to joining our Board of Directors, Mr. Boyd was a Global Executive Vice President of LSG Sky Chefs.  Mr. Boyd has also served as a member of the Global Executive Board of LSG Sky Chefs, with supervisory responsibility of the Americas region, and as Chairman of eLSG.Skychefs’ Executive Board.

Dr. Jim Underwood, Director.  Dr. Underwood was appointed a Director on January 6, 2005.  Dr. Underwood is currently a professor at Dallas Baptist University. Dr. Underwood has also served as the Vice President of Cornerstone Bank and as Vice President of Heritage National Bank.  Since 1993, Dr. Underwood has served as an advisor and consultant in the field of corporate strategy for a number of companies, including American Airlines, Dale Carnegie International, EDS, IBM Corporation, Lockheed, Wall Street Journal, Texas Instruments and numerous divisions of Nortel Networks.  In addition, Dr. Underwood has authored seven books including The Significance Principle, Thriving In E-Chaos (winner of the International Competia Award 2001), The New Corporate Strategy, Complexity and Paradox, Corporate Intelligence, and What’s Your Corporate IQ? His book More Than a Pink Cadillac made the New York Times and the Wall Street Journal’s “Business Best Seller List” in early 2003.

Morris B. “Sam” Smith, Director.  Mr. Smith was appointed a Director and Chairman of our Audit Committee on March 22, 2005.  Mr. Smith is currently a management consultant for RBI International, Ltd. , and has served as the chief financial officer at RBI.   He has also acted as Interim Chief Financial Officer of Stroud Oil Properties.  Mr. Smith also is Chairman of the Board of Trustees for McMurry University and was a Board Member and Audit Committee Chairman for Belden & Blake Corporation.  From August 1, 2000 through December 31, 2003, Mr. Smith was Executive Vice President, Chief Financial Officer and Treasurer of Encore Acquisition Company.  Mr. Smith also served as Corporate Secretary of Encore Acquisition Company from December 2002 to December 2003.  From July 1996 to July 2000, Mr. Smith held the positions of Vice President of Finance and Chief Financial Officer of Union Pacific Resources.

Board of Directors

During the fiscal year ending June 30, 2005, our Board held four meetings and our Audit Committee held one meeting.  All meetings of the Board of Directors and of the Audit Committee were attended by all then-current members.

Below is a description of the Audit Committee of the Board of Directors. The Board has determined that each member of the Audit Committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

The Audit Committee is presently composed of three persons, including Morris B. “Sam” Smith, Dr. Jim Underwood and Donnie D. Dent, each of whom are considered independent under the rules promulgated by the

American Stock Exchange and under Rule 10A-3 under the Exchange Act, and each of whom is “financially sophisticated” as required by the rules of the American Stock Exchange. Mr. Smith serves as the Chairman of the Audit Committee. The Board has determined that Mr. Smith is an “audit committee financial expert” as defined in Item 401 of Regulation S-B.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics has been filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 23, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics and Business Conduct. Any such request should be made to Attn: Secretary, Cano Petroleum, Inc., The Oil and Gas Commerce Building, 309 West 7th Street, Suite 1600, Fort Worth, TX 76102. Our telephone number is (817) 698-0900. We are in the process of building a section of our website at www.canopetro.com where our Code of Ethics and Business Conduct will be available to investors.

Section 16(a) Beneficial Ownership Compliance

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

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Donnie D. Dent	1	1	0
Gerald W. Haddock	2	2	0
Randall Boyd	3	2	0
Dr. Jim Underwood	2	1	0
Morris B. “Sam” Smith	1	1	0

Item 10.                            Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the fiscal years ended June 30, 2005, June 30, 2004 and since our organization on May 29, 2003.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($) (3)
S. Jeffrey Johnson,	2005	$250,000	-0-	-0-	-0-	-0-	-0-	$10,200
CEO and Chairman (1)	2004	$31,250	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas D. Cochrane	2005	$125,000	-0-	-0-	-0-	-0-	-0-	-0-
Vice President of	2004	$10,416	$35,000	-0-	-0-	-0-	-0-	-0-
Engineering (1)	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael J. Ricketts	2005	$115,000	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer (1)	2004	$14,375	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   Messrs. Johnson, Cochrane and Ricketts were appointed to their executive positions on May 28, 2004.  Mr. Johnson was appointed Chairman on June 25, 2005.

(2)   Mr. Cochrane received a $35,000 signing bonus for accepting employment at Cano.

(3)   Pursuant to Mr. Johnson’s employment agreement, he received a vehicle allowance of $10,200 during the fiscal year ended June 30, 2005.

Compensation of Directors

We do not currently pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy in the future.

During our March 2005 Board meeting, the directors approved our 2005 Directors’ Stock Option Plan, the terms of which are described under “Securities Authorized for Issuance Under Equity Compensation Plans”.  To date, we have granted 25,000 options to each of our non-employee Directors under the Directors stock option plan: Donnie D. Dent, Gerald W. Haddock, Randall Boyd, Dr. Jim Underwood and Morris B. “Sam” Smith. Each of these options has an exercise price of $4.13 per share.  The options vest on April 1, 2006 and expire on April 1, 2015.

Mr. Haddock has agreed to provide certain management and financial consulting services to us.  In consideration for such services, the Company granted Mr. Haddock options to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share.  Such options become exercisable six months from the grant date (the “Vest Date”) and expire ten years from the Vest Date.  In addition, we may grant Mr. Haddock options (the “Additional Options”) to purchase an additional 50,000 shares of our common stock at an exercise price of $4.00 per share, exercisable for a period of ten years.  The grant of the Additional Options is based upon the successful performance and additional value provided to us for consulting services, and shall be at the discretion of our Board of Directors.

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

Thomas D. Cochrane. Pursuant to the terms of an Employment Agreement dated May 28, 2004, we appointed Mr. Cochrane as our Executive Vice-President of Engineering for a term of two years ending June 30, 2006. We agreed to pay Mr. Cochrane a salary of $125,000 during the first year of his agreement and $133,750 in the second year as well as a $35,000 signing bonus.  In addition, we agreed to consider Mr. Cochrane for an annual bonus (to be determined by our board of directors) of up to an additional 20% of his annual salary.

Item 11.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 8, 2005 with respect to the beneficial ownership of the outstanding common stock by: (i) any beneficial holder of more than five (5%) percent of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (2)
S. Jeffrey Johnson (3)	4,080,350	20.0%
Michael J. Ricketts (3)	464,850	2.3%
Thomas D. Cochrane (3)	464,850	2.3%
Donnie D. Dent (3) (4)	65,000	*
Gerald W. Haddock (4) (5)	101,500	*
Randall Boyd (4)	225,000	1.1%
Dr. Jim Underwood (4)	25,000	*
Morris B. “Sam” Smith (4)	25,000	*
Wellington Management Company, llp (6)	1,350,000	6.6%
All officers, directors and directors nominees as a group (8 persons)	5,451,550	26.6%

* Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Cano Petroleum, Inc., 309 West 7th Street, Suite 1600, Fort Worth, Texas 76102.
(2)

Applicable percentage ownership is based on 20,352,757 shares of common stock issued as of September 8, 2005, together with shares of common stock issuable upon exercise of outstanding stock options described in footnotes 4 and 5 below. Shares of common stock that a person has the right to acquire upon the exercise of stock options are deemed to be beneficially owned by the person holding such stock options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Messrs. Johnson, Ricketts, Cochrane, and Dent were issued commons shares as discussed below under “Escrowed Shares Pursuant to the Davenport Merger.”
(4)

Includes 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $4.13 per share and which vest on April 1, 2006, owned by each of Messrs. Dent, Haddock, Boyd, Underwood and Smith.

(5)	Includes 50,000 shares issuable upon exercise of outstanding stock options with an exercise price of $4.00 per share.
(6)

Wellington Management Company, llp, an investment adviser registered under the Investment Advisors Act of 1940, as amended, shares investment discretion and shares voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Wellington Management is deemed to have beneficial ownership over 1,350,000 shares.  Their address is 75 State Street, Boston, Massachusetts 02109.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

Escrowed Shares Pursuant to the Davenport Merger

The Davenport Field Unit shareholders (“Davenport Shareholders”) comprise eight individuals - six who are now employed by us, one director, and one former employee. Pursuant to the terms of a Management Stock Pool Agreement, the 5,165,000 shares of common stock were placed in escrow.  The shares vest to the individuals based on a combination of continued employment, referred to as “compensation shares,” and achieving certain performance goals during the next year, referred to as “performance shares.”  Any shares that are not released from escrow will be returned to treasury stock.  To date, shares returned to treasury totaled 15,783 shares.

The following table summarizes the shares placed in escrow under the Management Stock Pool Agreement:

	Compensation Shares	Performance Shares	Total Shares
Executive Davenport Shareholders
S. Jeffrey Johnson	2,040,175	2,040,175	4,080,350
Michael J. Ricketts	232,425	232,425	464,850
Thomas D. Cochrane	232,425	232,425	464,850
Non-Executive Davenport Shareholders	154,950	—	154,950
Total Shares	2,659,975	2,505,025	5,165,000

The Management Stock Pool Agreement has the following terms:

•	In the event that any of the Davenport shareholders cease to be employees or director of Cano prior to May 28, 2006, all shares issued to such shareholder will be cancelled and returned to treasury.

•	The compensation shares issued to each Executive Davenport Shareholder were released to that Executive Davenport Shareholder on July 1, 2005.

•	The compensation shares issued to each Non-Executive Davenport Shareholder remaining in escrow will be released to that Non-Executive Davenport Shareholder on July 1, 2006.

•	The performance shares will be released to the Executive Davenport Shareholders as the following performance milestones are met:

•

in the event that we achieve both of the following performance milestones at September 30, 2005 one half of the performance shares issued to a particular Executive Davenport Shareholder are to be released from escrow:

		•	We have proven reserves of not less than 2,494 MBOE, and

		•	We have achieved a thirty day average barrel of oil per day production rate of not less than 1,547 barrels of oil per day.

•

in the event that we achieve both of the following performance milestones at June 30, 2006 one half of the performance shares issued to a particular Executive Davenport Shareholder are to be released from escrow:

		•	We have proven reserves of not less than 2,833 MBOE, and

		•	We have achieved a thirty day average barrel of oil per day production rate of not less than 1,521 barrels of oil per day.

•

In addition, in the event that we have proven reserves of not less than 3,777 MBOE at June 30, 2006 and have achieved for thirty days immediately prior to June 30, 2006, an average barrel of oil per day production rate of not less than 2,028 barrels of oil per day, all of the performance shares are to be released.

•                                          Any performance shares not released from escrow as per the above milestones will be returned to treasury on or before October 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders
• All Directors	125,000	$4.13	525,000
• Individual Director	50,000	$4.00	50,000

Total	175,000	$4.09	575,000

All Directors

During our March 2005 Board meeting, the directors approved our 2005 Directors’ Stock Option Plan. The purpose of the plan is to attract, retain and compensate highly qualified individuals who are not employees for service as members of the Board of Directors by providing them with competitive compensation and an ownership interest in our common stock.  The plan became effective on April 1, 2005 and continues in effect for a term of ten years unless sooner terminated by the Board of Directors.  The plan authorizes 150,000 shares of common stock which may be optioned and sold under the plan, plus an annual increase on the first day of each fiscal year beginning in 2005, 2006, 2007, 2008 and 2009 equal to the lesser of (a) 100,000 shares of common stock, (b) one-half of one percent (0.5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such lesser number of shares as is determined by the Board of Directors.  All options granted under the stock option plan will be nonstatutory options.  In addition, options may be granted only to non-employee directors.  Among other provisions, the plan grants to each non-employee director an option to purchase 25,000 shares upon initial appointment to the Board and subsequent annual options to purchase 25,000 shares.  The exercise price of each option granted under the plan will equal 100% of the average of the fair market value per share of our common stock for the 20 trading days immediately preceding the date of grant of the option.  The term of each option will be ten years unless sooner terminated in accordance with the plan.

To date, we have granted 25,000 options to each of our non-employee Directors under the Directors stock option plan: Donnie D. Dent, Gerald W. Haddock, Randall Boyd, Dr. Jim Underwood and Morris B. “Sam” Smith. Each of these options has an exercise price of $4.13 per share.  The presently granted options vest on April 1, 2006 and expire on April 1, 2015.

Individual Director

Mr. Haddock agreed to provide certain management and financial consulting services to us. In consideration for such services, we granted Mr. Haddock options to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share.  Such options become exercisable six months from the grant date (the “Vest Date”) and expire ten years from the Vest Date.  In addition, we may grant Mr. Haddock options (the “Additional Options”) to purchase an additional 50,000 shares of our common stock at an exercise price of $4.00 per share, exercisable for a period of ten years.  The grant of the Additional Options is based upon the successful performance and additional value provided to us for consulting services, and shall be at the discretion of our Board of Directors.

Item 12.         Certain Relationships and Related Transactions.

Davenport Merger

Pursuant to the terms of the Merger Agreement, pursuant to which we acquired Davenport Field Unit, Eric Boehnke, our former CEO, former Secretary and former Director agreed to return to our treasury a total of 6,500,000 shares of common stock and forgive debts owed to him by us in the amount of $70,000. As a result of the foregoing, Eric Boehnke retained 392,993 shares of our common stock.   We agreed to provide accounting services to Cano Energy Corporation based on cost plus a 10% incremental margin during a three-month transitional period.  This arrangement ended in August 2004.

Transactions involving Cano Energy Corporation

On July 21, 2004, we agreed to purchase the furniture, fixtures, and office equipment of Cano Energy Corporation for approximately $114,000.  The amount paid was based on an independent third party valuation.  The purchase of these fixed assets was contemplated as part of the Merger Agreement, pursuant to which we acquired Davenport Field Unit. Our Chairman and Chief Executive Officer, S. Jeffrey Johnson, is a principal shareholder of Cano Energy Corporation.

On August 16, 2004, we agreed to purchase an additional 10% revenue interest in the Davenport field from Cano Energy Corporation.  This increased our revenue interest in the Davenport field to 65%.  In consideration for the additional 10% revenue interest, we agreed to pay Cano Energy Corporation $667,000 cash in installments.  The final installment payment was made in October 2004.

Transactions involving Directors

In addition to serving as a member of our Board of Directors, Gerald Haddock agreed to provide certain management and financial consulting services to us. In consideration for such services, on December 16, 2004 we granted Mr. Haddock options to purchase 50,000 shares of common stock at an exercise price of $4.00 per share.  The options are exercisable at any time, in whole or in part, during the ten-year option period which commenced six months following the date of grant (June 16, 2005) and expires on June 15, 2015.  In addition, we may grant Mr. Haddock options to purchase an additional 50,000 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of ten years.  The grant of the Additional Options is based upon the successful performance and additional value provided to us for consulting services, and shall be at the discretion of our Board of Directors.

On October 8, 2004, we received gross proceeds of $750,000 from the sale of 750 shares of Series C Convertible Preferred Stock at a price of $1,000 per share to Randall Boyd, one of our current Directors.

Pursuant to an agreement dated December 16, 2004, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (the “Honey Hole Production”).  The sponsorship requires us to pay an aggregate of $100,000 to R.C. Boyd Enterprises.  We are entitled to receive two thirty second commercials during all broadcasts of the Honey Hole Production and we will receive opening and closing credits on each episode.  Randall Boyd, one of our current Directors, is the sole shareholder of R.C. Boyd Enterprises.

Sabine Production Operating, LLC

On March 29, 2005, we entered into an agreement with Haddock Enterprises, LLC and Kenneth Q. Carlile (predecessor to Carlile Management, LLC) to explore the possibility of converting the Sabine Royalty Trust from a liquidating asset into a vehicle to acquire low risk assets.  Each of the three parties owns a one-third interest in the Sabine Production Operating, LLC.  Gerald

W. Haddock is President of Haddock Enterprises, LLC and is a member of our Board of Directors.  On August 4, 2005, Cano entered into an agreement in principle with Haddock and Carlile, that provides the basic terms of a proposed agreement between the members and the partnership including:  (i) the resolution of related party transactions between the members and the partnership; (ii) the offering of and participation in transactions by the members in the partnership; (iii) the handling of confidential information; (iv) reimbursement of expenses incurred by the parties and partnership ; (v) restrictions on transfer of the interests of the members; and (vi) restrictions on competition between the partnership, Cano, Haddock and Carlile.  As of September 19, 2005, Cano has contributed $90,000 to the joint venture, of which $40,000 occurred as of June 30, 2005.

On August 3, 2005, the board of directors of Cano granted Messrs. Haddock (a Cano Director), Johnson (our Chief Executive Officer and Director) and Cochrane (our Executive Vice President of Engineering) waivers to Cano’s “Code of Ethics and Business Conduct for Officers, Directors and Employees of Cano Petroleum, Inc” for their respective relationships with the Sabine Production Operating, LLC.  On August 3, 2005, the board of directors of Cano also granted prospective waivers to Messrs. Haddock, Johnson and Cochrane as well as any other Cano employees who, as a result of their employment by or positions with Cano, have obligations involving the Sabine Production Operating, LLC.

Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Item 13.         Exhibits.

Exhibit Number	Description
2.1

Purchase and Sale Agreement, dated August 16, 2004, by and between Cano Energy Corporation and Cano Petroleum, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 25, 2004)

2.2

Purchase and Sale Agreement, dated September 2, 2004, by and between Nowata Oil Properties LLC and Cano Petroleum, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 20, 2004)

2.3

Purchase and Sale Agreement dated February 6, 2005 by and between Square One Energy, Inc. and Cano Petroleum, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2005)

3.1

Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed with the Securities and Exchange Commission on September 4, 2003).

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
4.1

Designation for Series A Convertible Preferred Stock, included in the Company’s Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed with the Securities and Exchange Commission on September 4, 2003)

4.2	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on June 8, 2004)
4.3	Certificate of Designation for Series C Convertible Preferred Stock (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 15, 2004)
10.1	Subscription Agreement of Randall Boyd, dated October 8, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005)
10.2+

Stock Option Agreement dated December 16, 2004 between Cano Petroleum, Inc. and Gerald W. Haddock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 16, 2004)

10.3	Form of Subscription Agreement entered into March 18, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005)
10.4	Letter agreement dated March 29, 2005 among the Haddock Enterprises, LLC, the Company and Kenneth Carlile (Incorporated by reference to Form 8-K filed with the Securities and Exchange

Commission on April 1, 2005)
10.5+	2005 Directors’ Stock Option Plan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 28, 2005)
10.6+	Employment Agreement of S. Jeff Johnson (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
10.7+	Employment Agreement of Michael Ricketts (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
10.8+	Employment Agreement of Tom Cochrane (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on August 11, 2004).
10.9	SPP Transaction Summary dated August 4, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 9, 2005).
21.1*	Subsidiaries of the Company
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*  Filed herewith

+  Management contract or compensatory plan, contract or arrangement

Item 14.         Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the quarterly financial reports on Form 10-QSB and financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $99,852 and $57,803 for the years ended June 30, 2005 and June 30, 2004, respectively.

Audit-Related Fees

We incurred fees of $51,357 and $36,346 for the years ended June 30, 2005 and June 30, 2004, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees.”  These fees pertained primarily to services for the review of financial statements and footnotes for acquisitions as filed on Form 8-Ks.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $9,939 and $3,080, for the years ended June 30, 2005 and June 30, 2004, respectively. The services for which such fees were paid consisted of preparation of tax forms.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended June 30, 2005 and June 30, 2004.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee was recently formed and held their first meeting on May 12, 2005.  Prior to May 12, 2005, the fees for audit services were approved by our board of directors and the full board met to discuss the financials statements filed on Forms 10-QSB and 10-KSB.  At our first Audit Committee meeting, on May 12 2005, we established a policy to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval was provided for these services for the next four months. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.  We believe that Hein & Associates LLP’s services under the category “All Other Fees” were compatible with Hein & Associates LLP’s maintaining its independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: September 20, 2005	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: September 20, 2005	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and Principal Accounting Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors of Cano Petroleum, Inc. hereby constitutes and appoints S. Jeffrey Johnson, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments to this Form 10-KSB, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Jeffrey Johnson	Chairman of the Board	September 20, 2005
S. Jeffrey Johnson

/s/ Donnie D. Dent	Director	September 20, 2005
Donnie D. Dent

/s/ Gerald W. Haddock	Director	September 20, 2005
Gerald W. Haddock

/s/ Randall Boyd	Director	September 20, 2005
Randall Boyd

/s/ Dr. Jim Underwood	Director	September 20, 2005
Dr. Jim Underwood

/s/ Morris B. “Sam” Smith	Director	September 20, 2005
Morris B. “Sam” Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cano Petroleum, Inc.

Fort Worth, Texas

We have audited the consolidated balance sheet of Cano Petroleum, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cano Petroleum, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the two years ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Hein & Associates LLP
Dallas, Texas
August 25, 2005, except for Note 11, as to which the date is September 19, 2005

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

ASSETS
Current assets
Cash and cash equivalents	$145,489
Accounts receivable	575,766
Other current assets	34,539
Total current assets	755,794

Oil and gas properties, successful efforts method	16,669,862
Less accumulated depletion and depreciation	(454,741)
Net oil and gas properties	16,215,121

Fixed assets and other, net	506,339
Goodwill	101,166
TOTAL ASSETS	$17,578,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$996,420
Oil and gas sales payable	139,598
Current portion of asset retirement obligations	18,378
Total current liabilities	1,154,396
Long-term liabilities
Asset retirement obligations	1,033,075
Total liabilities	2,187,471
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, 16,600 shares authorized, none outstanding	—
Common stock, par value $.0001 per share; 50,000,000 authorized; 20,352,757 issued and 20,336,974 outstanding; including 5,149,217 shares held in escrow	2,036
Additional paid-in capital	25,943,529
Accumulated deficit	(10,005,995)
Treasury stock, at cost; 15,783 shares	(7,102)
Deferred compensation	(541,519)
Total stockholders’ equity	15,390,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,578,420

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2005	2004
Operating Revenues:
Crude oil and natural gas sales	$5,481,640	$7,958

Operating Expenses:
Lease operating expenses	2,730,079	44,921
Production taxes	342,796	—
General and adminstrative	3,150,301	244,176
Deferred compensation expense	1,678,785	96,844
Accretion of asset retirement obligations	69,814	690
Depletion and depreciation	494,668	4,533
Total operating expenses	8,466,443	391,164

Loss from operations	(2,984,803)	(383,206)

Interest income and deductions, net	11,661	—

Net loss	(2,973,142)	(383,206)

Preferred stock discount	416,534	—

Loss applicable to common stock	$(3,389,676)	$(383,206)

Net loss per share - basic and diluted	$(0.29)	$(0.05)

Weighted average common shares outstanding - basic and diluted	11,839,080	7,311,505

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

INCEPTION THROUGH JUNE 30, 2005

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Deferred	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Shares	Amount	Total

Balance at June 30, 2003	600	$ —	—	$ —	—	$ —	6,982,204	$ 698	$ 6,249,754	$ (6,233,113)	$ —	—	$ —	$ 17,339

To recognize forgiveness of debt by principal shareholder in May 2004	—	—	—	—	—	—	—	—	70,000	—	—		—	70,000

To record retired common shares returned by principal stockholder in May 2004 at cost	—	—	—	—	—	—	(6,500,000)	(650)	650	—	—		—	—

Preferred Series A shares converted to common shares during May 2004	(600)	—	—	—	—	—	10,000,000	1,000	(1,000)	—	—		—	—

Common shares issued to Management, at par value, during May 2004	—	—	—	—	—	—	5,165,000	517	2,323,733	—	(2,324,250)		—	—

Net proceeds from issuance of Series B Preferred Stock during May 2004	—	—	2,000	1,865,894	—	—	—	—	—	—	—		—	1,865,894

Net proceeds from issuance of Series C Preferred Stock during June 2004	—	—	—	—	1,400	1,265,894	—	—	—	—	—		—	1,265,894

Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	96,844	—	—	96,844

Net loss	—	—	—	—	—	—	—	—	—	(383,206)	—	—	—	(383,206)

Balance at June 30, 2004	—	$ —	2,000	$1,865,894	1,400	$ 1,265,894	15,647,204	$ 1,565	$ 8,643,137	$ (6,616,319)	$ (2,227,406)	—	$ —	$ 2,932,765

Net proceeds from issuance of Series C Preferred Stock	—	—	—	(5,044)	5,350	5,344,916	—	—	(2,365)	—	—		—	5,337,507

Preferred Series B & C shares converted to common shares during March 2005	—	—	(2,000)	(1,860,850)	(6,750)	(6,610,810)	2,466,665	247	8,471,413	—	—		—	—

Preferred stock dividend from beneficial conversion feature	—	—	—	—	—	—	—	—	416,534	(416,534)	—		—	—

Net proceeds from issuance of common shares	—	—	—	—	—	—	1,350,000	135	4,750,648	—	—		—	4,750,783

Issuance of common shares for Square One Energy acquisition	—	—	—	—	—	—	888,888	89	3,519,907	—	—		—	3,519,996

Stock based compensation	—	—	—	—	—	—	—	—	144,255	—	—		—	144,255

Management shares returned to treasury stock	—	—	—	—	—	—	(15,783)	—	—	—	7,102	15,783	(7,102)	—

Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,678,785	—	—	1,678,785

Net loss	—	—	—	—	—	—	—	—	—	(2,973,142)	—	—	—	(2,973,142)

Balance at June 30, 2005	—	$ —	—	$ —	—	$ —	20,336,974	$ 2,036	$ 25,943,529	$ (10,005,995)	$ (541,519)	15,783	$ (7,102)	$ 15,390,949

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004
Cash flow from operating activities:
Net loss	$(2,973,142)	$(383,206)
Adjustments needed to reconcile to net cash flow used in operations:
Accretion of asset retirement obligations	69,814	690
Depletion and depreciation	494,668	4,533
Deferred compensation expense	1,678,785	96,844
Stock-based compensation expense	144,255	—

Changes in assets and liabilities relating to operations:
Accounts receivable	(489,893)	(9,363)
Accounts payable	570,733	(429,392)
Accrued liabilities	(74,569)	85,967
Oil and gas sales payable	99,383	—
Other current assets	(21,069)	—

Net cash used in operations	(501,035)	(633,927)

Cash flow from investing activities:
Additions to oil and gas properties	(1,646,160)	—
Additions to other fixed assets	(464,477)	—
Cash restricted for development activities	866,339	(866,339)
Merger with Davenport, net of cash acquired	—	(355,569)
Acquisition of additional Davenport revenue interest	(667,000)	—
Acquisition of Nowata	(2,561,880)	—
Acquisition of Square One Energy, Inc.	(4,037,535)	—
Acquisition of Ladder	(2,215,467)	(26,950)
Net cash used in investing activities	(10,726,180)	(1,248,858)

Cash flow from financing activities:
Proceeds from issuance of preferred stock, net	5,101,231	3,368,064
Proceeds from issuance of common stock, net	4,750,783	—
Payment of debt issuance costs	(54,589)	—
Loan by principal stockholder	—	70,000
Net cash from financing activities	9,797,425	3,438,064

Net decrease in cash and cash equivalents	(1,429,790)	1,555,279

Cash and cash equivalents at beginning of year	1,575,279	20,000

Cash and cash equivalents at end of year	$145,489	$1,575,279

Supplemental disclosure of noncash transactions:
Common stock issued for acquisition of Square One Energy, Inc.	$3,519,996	$—
Amortization of preferred stock discount	$416,534	$—
Issue common stock for deferred compensation	$—	$2,324,250
Foregiveness of loan payable by principal stockholder	$—	$70,000

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cano Petroleum, Inc. (“Cano”) is an independent oil and gas company based in Fort Worth, Texas.  We are engaged in the acquisition, development, and operation of oil and gas properties.  Specifically, we are focused on secondary waterflood and enhanced oil recovery methods to produce more oil from existing U.S. fields.

We were originally organized under the laws of the State of Delaware on May 29, 2003 as Huron Ventures, Inc.  Cano was involved in the merger of Huron Ventures, Inc. (“Huron”) and several entities, including the Davenport Field Unit (“Davenport”), on May 28, 2004. Effective with the merger, Huron changed its name to Cano Petroleum, Inc.  The merger is discussed in greater detail in Note 2.

The consolidated financial statements include the historical operations of Huron from its inception, and the results of Cano’s operations after the date of the merger.  Prior to the merger, Huron was inactive with no significant operations.

Consolidation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiaries.  Intercompany accounts and transactions are eliminated.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates.  Significant assumptions are required in the valuation of proved oil and gas reserves, which may affect the amount at which oil and gas properties are recorded.  It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Oil and Gas Properties and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells.  All developmental costs are capitalized.  We are predominately engaged in the acquisition and development of proved reserves as opposed to exploration activities.  The property costs reflected in the accompanying balance sheet were acquired in the merger and subsequent acquisitions, as discussed in Notes 2 and 3.  Cano had capitalized costs for its oil and gas properties of $16,669,862 at June 30, 2005.

Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and gas reserves.  Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

If conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties.  If impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.

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

Goodwill

The amount paid for the transaction described in Note 2 in excess of the fair value of the net assets acquired has been recorded as “Goodwill” in the Consolidated Balance Sheet.  Goodwill is not amortized, but is assessed for impairment annually or whenever conditions would indicate impairment may exist.  There were no impairments recorded in either of the fiscal years ended June 30, 2004 and 2005.

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser.  We sell our crude oil production to two independent purchasers and our natural gas production primarily to a single independent purchaser.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible.  All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

Income Taxes

Cano began its oil and gas operations on May 28, 2004.  For the twelve month periods ended June 30, 2004 and 2005, Cano had incurred net losses in both periods. Since Cano has not yet generated book or tax income, these financial statements do not reflect a provision for income taxes.

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

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of June 30, 2005.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed in the same manner, but also considers the effect of the director stock options totaling 175,000 shares.

The weighted average shares used in the basic net income (loss) per common share computations for June 30, 2005 and 2004 were 11,839,080 shares and 7,311,505 shares, respectively.  This excludes 5,165,000 shares issued to Cano employees that are held in escrow as discussed in Note 2 and the director options totaling 175,000 shares.

At June 30, 2005, director stock options totaling 175,000 shares and at June 30, 2004, the 1,040,000 shares underlying the convertible preferred stock were anti-dilutive and, therefore, are not included in the loss per share calculation for either year.

Recent Accounting Pronouncement

In April 2005, the FASB issued Staff Interpretation No. 19-1 (“FSP 19-1”) Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 (“FASB 19”), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. We do not expect the guidance contained in FSP 19-1 to have a material impact our consolidated financial position, results of operations, or cash flows.

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

Under the terms of the Merger Agreement, we acquired 100% of Davenport Field Unit’s outstanding common stock in exchange for the issuance by us of 5,165,000 shares of our common stock to the former shareholders of the Davenport Field Unit, Inc. shareholders and paid $1,650,000 to fund developmental costs associated with the Davenport Field Unit and assumed debt.  Pursuant to the terms of the Merger Agreement, we changed our name to Cano Petroleum, Inc. on June 3, 2004.

We conducted drilling activities and implemented improvements in the Davenport field during the 2005 fiscal year, which were funded by the $866,339 escrowed amount.  At June 30, 2005, the escrow balance was used in its entirety, and accordingly, no longer appears in the Consolidated Balance Sheet.

 The Davenport Field Unit shareholders comprise seven individuals employed by Cano (six current employees and one former employee) and one director.  Pursuant to the Merger Agreement, the 5,165,000 shares of common stock were placed in escrow.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals during the two years following the merger (“performance shares”).  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  We have accounted for these shares in accordance with the provisions of SFAS Nos. 123 and 148.  The shares were recorded based on the quoted market price at the time of the transaction.  At June 30, 2005, the balance of Deferred Compensation is $541,519, net of amortization expense and the recording of Treasury Stock.

As of June 30, 2005, shares returned to treasury totaled 15,783 shares and are recorded as Treasury Stock, at cost.  At June 30, 2005, the total escrowed shares were 5,165,000, of which the outstanding common shares totaled 5,149,217 and treasury shares totaled 15,783.  On July 1, 2005, the compensation shares totaling 2,659,975 shares were released from escrow to three executive officers.

Pursuant to the terms of the Merger Agreement, a principal stockholder - Eric Boehnke, president of Big Sky Management Ltd, agreed to return 6,500,000 shares of common stock to Cano and forgive debts totaling $70,000 owed to him by Huron (predecessor to Cano).  As a result of the forgoing, Mr. Boehnke retained 392,993 common shares.

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

3.              ACQUISITIONS

Ladder Company Oil and Gas Properties - On July 2, 2004, we acquired all of the outstanding common stock of the Ladder Companies, Inc., a Delaware corporation, for approximately $2.2 million, after purchase price adjustments.  The Ladder Companies (“Ladder”) comprise two companies — Ladder Energy Company, a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation.  Ladder is engaged in oil and gas production activities.  The acquisition was effective on May 1, 2004, and net operating income from that date through closing was applied to the purchase price.  The results of operations of Ladder are included in our statements of operations from July 2, 2004 through June 30, 2005.

Nowata Oil Properties — On September 14, 2004, we acquired oil and gas producing leases from the Nowata Oil Properties LLC (“Nowata”) for approximately $2.6 million.  The leases are located in Nowata County, Oklahoma.  The effective date of the purchase was September 1, 2004.  The results of operations of Nowata are included in our statement of operations from September 14, 2004 through June 30, 2005.

Square One Energy — On March 29, 2005, we completed the acquisition of Square One Energy, Inc. (“Square One”).  The value of the consideration we paid for Square One was $7.6 million, consisting of $4 million in cash and 888,888 shares of our common stock, which was valued at $3.96 per share.  The results of operations of Square One are included in our statements of operations from March 29, 2004 through June 30, 2005.

The Ladder, Nowata and Square One acquisitions were recorded based on the purchase method of accounting.  The purchase prices were allocated to the acquired assets and assumed liabilities based on their fair values.  The calculation of each purchase price and allocation to assets is as follows:

	Ladder	Nowata	Square One
Net Acquisition Price	$2,352,492	$2,561,880	$7,557,531
Asset Retirement Obligations	199,930	615,739	88,494
Other Liabilities Assumed	47,975	—	59,715
Total Purchase Price	$2,600,397	$3,177,619	$7,705,740

Allocation of Purchase Price:
Cash	$110,075	$—	$—
Accounts Receivable	2,917	—	69,593
Prepaid Assets	13,470	—	—
Fixed Assets	—	—	43,051
Oil & Gas Properties	2,473,935	3,177,619	7,593,096
	$2,600,397	$3,177,619	$7,705,740

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

	Years Ended June 30,
	2005	2004
Operating revenues	$6,506,000	$4,628,000
Loss applicable to common stock	$(3,357,000)	$(1,741,000)
Net loss per share - basic and diluted	$(0.28)	$(0.14)

4.              PREFERRED STOCK

Financings

During the year ended June 30, 2005, we issued $5.35 million of Series C Convertible Preferred Stock (5,350 shares at $1,000 per share).  This increased our total issuances of preferred stock to $8.75 million (net proceeds of $8.5 million).

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

Conversion to Common

During March 2005, the preferred stockholders elected to convert their preferred shares to common shares.  Each share of Series B and Series C Convertible Preferred Stock was converted by the holder into shares of our common stock at a price of $3.00 and $3.75 per share, respectively.  The conversion is summarized in the following table:

	Gross Issuances	Conversion Price	Common Shares
Series B	$2,000,000	$3.00	666,665
Series C	6,750,000	3.75	1,800,000
Total	$8,750,000		2,466,665

As of June 30, 2005, there were no outstanding issuances of preferred stock.  Our common stock is the only class of stock outstanding.

Beneficial Conversion Feature Related to our Series C Preferred Stock

On the dates of certain issuances of our Series C Preferred Stock, the quoted market price of our common stock was higher than the conversion price of our Series C Preferred Stock of $3.75 per share, resulting in a beneficial conversion feature.   The value of the beneficial conversion feature was recorded as a discount to preferred stock and a charge to earnings available to common stockholders, analogous to a preferred dividend.  As a direct result, we recognized a $416,534 increase in accumulated deficit with a corresponding increase in additional paid-in capital.  Because the Series C Preferred Stock was convertible into common stock on the date of issuance, the discount was immediately recognized as a charge to accumulated deficit.

5.              COMMON STOCK FINANCINGS

On March 18, 2005, we entered into agreements to sell 1,350,000 shares of common stock to two accredited institutional investors at a price of $3.75 per share.  The transactions closed on March 24, 2005.  We received gross proceeds of $5.1 million from the sale of these common shares (net proceeds of $4.8 million).

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of June 30, 2004	15,647,204
Shares issued for Square One acquisition (Note 3)	888,888
Preferred shares converted to common (Note 4)	2,466,665
Shares issued in private placement (above)	1,350,000
Issued shares as of June 30, 2005	20,352,757
Management shares returned to Treasury Stock (Note 2)	(15,783)
Outstanding shares as of June 30, 2005	20,336,974

6.              RELATED PARTY TRANSACTIONS

Transactions involving Cano Energy Corporation

On August 16, 2004, we agreed to purchase an additional 10% revenue interest in the Davenport field from Cano Energy Corporation (“CEC”).  This increased our revenue interest in the Davenport field to 65%.  In consideration for the additional 10% revenue interest, we agreed to pay $667,000 cash to CEC.  The final payment installment was made in October 2004.  Our CEO, S. Jeffrey Johnson, is a principal shareholder of Cano Energy Corporation.  As of June 30, 2005, there were no outstanding balances between Cano and CEC.

Transactions involving Directors

On December 16, 2004, we issued stock options for 50,000 shares of our common stock to Gerald Haddock, who currently serves on our board of directors, in exchange for providing certain financial and management consulting services to us.  The exercise price is $4 per option share.  The options are exercisable at any time, in whole or in part, during the ten-year option period which commenced six months following the date of grant (June 16, 2005) and expires on June 15, 2015.  These options are discussed in greater detail in Note 7.

On October 8, 2004, we received gross proceeds of $750,000 from the sale of 750 shares of Series C Convertible Preferred Stock at a price of $1,000 per share to Randall Boyd, one of our current Directors.

7.              DIRECTOR STOCK OPTIONS

On April 1, 2005, the 2005 Directors’ Stock Option Plan (“Plan”) became effective.  The term of the Plan is ten years unless sooner terminated by the Board of Directors.  The plan authorizes 150,000 shares of common stock which may be optioned and sold under the plan, plus an annual increase on the first day of each fiscal years beginning in 2005, 2006, 2007, 2008 and 2009 equal to the lesser of (a) 100,000 shares of common stock, (b) one-half of one percent (0.5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such lesser number of shares as is determined by the Board of Directors.  Among other provisions, the plan grants to each non-employee director an option to purchase 25,000 shares upon initial appointment to the Board and subsequent annual options to purchase 25,000 shares.  The exercise price of each option granted under the plan will equal 100% of the average of the fair market value per share of our common stock for the 20 trading days immediately preceding the date of grant of the option.  The term of each option will be ten years unless sooner terminated in accordance with the plan.

On April 1, 2005, pursuant to the Plan, we granted stock options to our five non-employee directors to each purchase 25,000 shares of common stock.  The options granted under the Plan totaled 125,000 shares.  These options have an exercise price of $4.13 per share.  The options vest on April 1, 2006, and expire on April 1, 2015.

The options granted under the Plan totaling 125,000 shares and the 50,000 stock options, as discussed in Note 6, are the only options we have granted during our fiscal year ended June 30, 2005.  There were no options granted in the fiscal year ended June 30, 2004.  A summary of options we granted during the fiscal year ended June 30, 2005 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at 7/1/04	—	—
Shares granted	175,000	$4.09
Shares exercised, forfeited, or expired during fiscal year	—	—
Outstanding at 6/30/05	175,000	$4.09

Pursuant to Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The factors used to calculate the fair value of the options totaling 175,000 commons shares are summarized in the table below:

	Refer to Note 6	All Directors
No. of shares	50,000	125,000
Risk free interest rate	4.27%	4.28%
Expected life	4 years	4 years
Expected volatility	51.5%	33.7%
Expected dividend yield	0.0%	0.0%

In accordance with the provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we have recorded a charge to general and administrative expenses of $144,255 for the estimated fair value of the options granted to our directors.

8.              ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of estimated cash flows related to the liability.  At June 30, 2005, our liability for ARO was $1,051,453, of which $1,033,075 is considered long term.  Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the twelve months ended June 30, 2005, we have recognized accretion expense of $69,814.

The following table describes the changes in our asset retirement obligations for the twelve months ended June 30, 2005:

2005
Asset retirement obligation at July 1, 2004	$84,272

Liabilities incurred:
Acquisition of Ladder Energy Company	199,930
Acquisition of Nowata Properties	615,739
Acquisition of Square One Energy	88,494
Accretion expense	69,814
Change in estimate	20,991
Plugging costs	(27,787)
Asset retirement obligation at June 30, 2005	$1,051,453

The amounts listed above include the effects of purchase accounting adjustments to reflect knowledge gained since we assumed operational responsibilities of these properties.

9.              INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax provisions.

A reconciliation of the differences between Cano’s applicable statutory tax rate and its effective income tax rate, and a schedule showing the significant components of the net deferred tax asset (liability) as of June 30, 2005 and 2004 are as follows:

	2005	2004
Tax provision at statutory tax rate	38%	38%
Increase (decrease) resulting from:
Net change in valuation allowance	(38)%	(38)%
Effective tax rate	—	—

Deferred tax asset (liability):
Deferred compensation expense	$675,000	$37,000
Net operating loss carryforwards	1,683,000	938,000
Difference in book and tax bases on acquired oil and gas properties	(762,000)	—
Depreciation, depletion and amortization	(257,000)	(2,000)
Gross deferred tax asset	1,339,000	973,000
Less valuation allowance	(1,339,000)	(973,000)
Total	$—	$—

Due to a lack of earnings history, we cannot determine that the deferred tax assets will more likely than not be realized.  As a result, offsetting valuation allowances of $1,339,000 and $973,000 have been recorded at June 30, 2005 and 2004, respectively.  At June 30, 2005, Cano had net operating loss (“NOL”) carryforwards for tax purposes of approximately $4.4 million.  The remaining net operating losses principally expire in 2024 and 2025.  Of the $4.4 million, $2.2 million will be unavailable to offset any future taxable income due to limitations from change in ownership as defined in Section 382 of the Internal Revenue Service (“IRS”) code.

Regarding the Ladder acquisition, as discussed in Note 3, Cano intends to file a request with the IRS to seek approval for the Section 338 treatment.  This would enable us to recognize the stepped-up basis in the Ladder properties approximately equal to the acquisition price for tax computation purposes.  We can not guarantee that the IRS will approve this request.  Accordingly, we have recorded a deferred tax liability for the book bases in excess of the tax bases on the properties, the tax effect of which amounted to $762,000.  If the IRS approves this request, this deferred tax liability would be reversed from our books.

10.       COMMITMENTS AND CONTINGENCIES

Litigation

Occasionally, we are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business.  Our management and legal counsel do not believe that the ultimate resolution of such matters, will have a material effect on our financial position or results of operations.

Leases

Our principal executive offices are subject to a non-cancelable operating lease that expires on June 30, 2006 at a cost of $6,580 per month.  Our total obligation for the twelve-month period ended June 30, 2006 is $78,960.  Rent expense under the operating lease agreements amounted to $107,868 and $6,742 for the years ended June 30, 2005 and 2004, respectively.

Employment Contract

Cano has an employment contract with its CEO that requires minimum compensation totaling $267,500 in fiscal 2006.

Other

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Liquidity

For the fiscal year ended June 30, 2005, we generated a loss applicable to common stock of $3,389,676, and had cash used in operating activities of $501,035.  Additionally, we had a working capital deficit of $398,602 at June 30, 2005.  As discussed in Note 11, we recently received written commitments for the sale common shares in two private placements amounting to $19,474,000 in gross proceeds, of which $10,780,000 was received by September 19, 2005.

In addition, we anticipate reducing our operating losses in fiscal 2006, and we will strive to improve cash flow.  Also, we are contemplating additional financing transactions that will sufficiently fund our planned capital expenditures and working capital needs for a reasonable period of time.  However, no assurance may be given that we will be successful in raising additional funds or improving operating results.

11.       SUBSEQUENT EVENTS

Equity Issuance

On September 14, 2005 and September 16, 2005, we received written commitments for two private placement sales of 2,603,864 shares and 2,100,000 shares, respectively, of our common stock at a per share price equal to $4.14, which was the closing price on September 13, 2005 on the American Stock Exchange.  The gross proceeds totaled $19,474,000, of which we had received $10,780,000 as of September 19, 2005. The net proceeds of the issuance will be used for general corporate purposes, capital expenditures and working capital.  The common stock sold in the private placements have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

12.       SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of our operations are directly related to oil and gas producing activities located in Texas and Oklahoma.

Capitalized Costs Relating to Oil and Gas Producing Activities

June 30,	2005	2004
Proved oil and gas properties	$15,191,769	$762,000
Unproved oil and gas properties	1,478,093	—
Total capitalized costs	16,669,862	$762,000
Less accumulated depreciation and amortization	(454,741)	(4,533)

Net Capitalized Costs	$16,215,121	$757,467

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended June 30,	2005	2004
Acquisition of proved properties	$12,444,875	$762,000
Acquisition of unproved properties	1,478,093	—
Development costs	1,984,894	—
Workover expenses	499,686	—
Asset retirement costs recognized according to SFAS No. 143	27,787	—

Total Costs Incurred	$16,435,335	$762,000

Results of Operations from Oil and Gas Producing Activities

For the Fiscal Years Ended June 30,	2005	2004
Oil and gas revenues	$5,481,640	$7,958
Production costs	(2,730,079)	(44,921)
Production taxes	(342,796)	—
Depreciation and amortization	(451,446)	(4,533)
Results of operations before income taxes	$1,957,319	$(41,496)
Provision for income taxes*	—	—
Results of Oil and Gas Producing Operations	$1,957,319	$(41,496)

* Since we do not have a provision for federal income taxes, we have not computed a tax provision for the disclosure listed above.

Proved Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and gas properties; and changes in economic factors.  Our proved reserves are summarized in the table below.

	Crude Oil and Natual Gas Liquids Bbls.	Natural Gas Mcf
Reserves at July 1, 2004	213,245	—
Purchases of minerals in place	2,066,456	9,531,352
Revisions of prior estimates	865,587	1,036,629
Production	(89,308)	(180,069)
Reserves at June 30, 2005	3,055,980	10,387,912

Proved producing reserves	2,162,078	2,619,874

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

As of June 30, 2005 and 2004, estimated well abandonment costs, net of salvage, are deducted from the standardized measure using year-end costs. Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values of the projected abandonment date and discounted using a risk-adjusted rate at the time the well is drilled or acquired.

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

The standardized measure of discounted estimated future net cash flows related to proved crude oil and natural gas reserves at June 30, 2005 and 2004 is as follows:

Standardized Measure of Discounted Future Cash Flows:

	2005	2004
Future cash inflows	$222,665,000	$7,677,000
Future production and development costs	(123,360,000)	(5,258,000)
Future income taxes	(31,606,000)	—
Future net cash flows	67,699,000	2,419,000
10% annual discount	(37,160,000)	(919,000)
Standardized measure of discounted net cash flows	$30,539,000	$1,500,000

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended June 30, 2005 and 2004 are as follows:

Changes in Standardized Measure of Discounted Future Cash Flows:

	2005	2004
Balance at July 1	$1,500,000	$—
Net changes in prices and production costs	315,000	—
Net changes in future development costs	(1,680,000)	—
Sales of oil and gas produced, net	(2,409,000)	(8,000)
Purchases of reserves	43,280,000	1,508,000
Revisions of previous quantity estimates	2,164,000	—
Previously estimated development costs incurred	1,985,000	—
Net change in income taxes	(14,833,000)	—
Accretion of discount	233,000	—
Other	(16,000)	—
Balance at June 30	$30,539,000	$1,500,000

**************************