Form 10QSB
period 2005-09-30
CANO PETROLEUM, INC
filed 2005-11-09
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  25,040,838 shares of common stock, $.0001 par value per share, as of November 8, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30,
2005
ASSETS
Current assets
Cash and cash equivalents	$17,360,349
Accounts receivable	726,643
Other current assets	217,652
Total current assets	18,304,644

Oil and gas properties, successful efforts method	17,046,208
Less accumulated depletion and depreciation	(586,556)
Net oil and gas properties	16,459,652

Fixed assets and other, net	753,139
Goodwill	101,166
TOTAL ASSETS	$35,618,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$911,557
Oil and gas sales payable	66,979
Current portion of asset retirement obligations	18,729
Total current liabilities	997,265
Long-term liabilities
Asset retirement obligations	1,051,208
Total liabilities	2,048,473
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, par value $.0001 per share; 50,000,000 authorized; 25,056,621 issued and 25,040,838 outstanding; including 2,659,975 shares held in escrow	2,506
Additional paid-in capital	44,430,570
Accumulated deficit	(10,463,952)
Treasury stock, at cost; 15,783 shares held in escrow	(7,102)
Deferred compensation	(391,894)
Total stockholders’ equity	33,570,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,618,601

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Operating Revenues:
Crude oil and natural gas sales	$1,945,959	$843,160

Operating Expenses:
Lease operating expenses	750,173	394,123
Production taxes	109,672	58,921
General and administrative	1,227,291	661,566
Deferred compensation expense	149,625	290,532
Accretion of asset retirement obligations	20,594	5,050
Depletion and depreciation	146,789	103,454
Total operating expenses	2,404,144	1,513,646

Loss from operations	(458,185)	(670,486)

Interest income and deductions, net	228	4,813

Net loss	(457,957)	(665,673)

Preferred stock discount	—	336,534

Loss applicable to common stock	$(457,957)	$(1,002,207)

Net loss per share - basic and diluted	$(0.03)	$(0.10)

Weighted average common shares outstanding - basic and diluted	18,014,597	10,482,204

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flow from operating activities:
Net loss	$(457,957)	$(665,673)
Adjustments needed to reconcile to net cash flow used in operations:
Accretion of asset retirement obligations	20,594	5,050
Depletion and depreciation	146,789	103,454
Deferred compensation expense	149,625	290,532
Stock based compensation	26,058	—

Changes in assets and liabilities relating to operations:
Accounts receivable	(150,877)	(710,983)
Inventory	(143,412)	—
Accounts payable	(134,602)	595,818
Accrued liabilities	126,226	(12,567)
Oil and gas sales payable	(72,619)	125,269
Other current assets	(39,701)	(84,012)

Net cash used in operations	(529,876)	(353,112)

Cash flow from investing activities:
Additions to oil and gas properties	(454,943)	(373,082)
Additions to other fixed assets	(261,774)	(144,251)
Cash restricted for development activities	—	194,000
Acquisition of additional Davenport revenue interest	—	(525,000)
Acquisition of Nowata	—	(2,512,610)
Acquisition of Ladder	—	(2,111,517)
Net cash used in investing activities	(716,717)	(5,472,460)

Cash flow from financing activities:
Proceeds from issuance of preferred stock, net	—	4,385,841
Proceeds from issuance of common stock, net	18,461,453	—
Net cash from financing activities	18,461,453	4,385,841

Net decrease in cash and cash equivalents	17,214,860	(1,439,731)

Cash and cash equivalents at beginning of period	145,489	1,575,279

Cash and cash equivalents at end of period	$17,360,349	$135,548

Supplemental disclosure of noncash transactions:
Amortization of preferred stock discount	$—	$336,534

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Cano Petroleum, Inc. are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.  Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to the volatility in prices for crude oil and natural gas, the timing of acquisitions, product demand, market competition, interruption in production, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Cano’s Form 10-KSB dated June 30, 2005.

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

2.              COMMON STOCK FINANCINGS

On September 14, 2005 and September 16, 2005, we received written commitments for two private placement sales of 2,603,864 shares and 2,100,000 shares, respectively, of our common stock at a per share price equal to $4.14, which was the closing price on September 13, 2005 on the American Stock Exchange.  The gross and net proceeds totaled approximately $19.5 million and $18.5 million, respectively.  The transactions closed on or before September 30, 2005.

The amount of common shares issued and outstanding is summarized as follows:

Issued shares as of June 30, 2005	20,352,757
Shares issued in private placement (above)	4,703,864
Issued shares as of September 30, 2005	25,056,621
Management shares returned to Treasury Stock (Note 4)	(15,783)
Outstanding shares as of September 30, 2005	25,040,838

3.              ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of expected cash flows related to the liability.  At September 30, 2005, our liability for ARO was $1,069,937, of which $1,051,208 is considered long-term.  Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.

The following table describes the changes in our asset retirement obligations for the three months ended September 30, 2005:

Asset retirement obligation at July 1, 2005	$1,051,453
Accretion expense	20,594
Plugging costs	(2,110)
Asset retirement obligation at September 30, 2005	$1,069,937

4.              DEFERRED COMPENSATION

As discussed in our Form 10-KSB dated June 30, 2005, pursuant to the terms of the Merger Agreement dated May 28, 2004, eight individuals (six current employees, one former employee and one director) were issued 5,165,000 shares of common stock.  These shares were placed in escrow and will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals during the two years following the merger (“performance shares”).  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.

We accounted for these shares in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction and are being amortized to expense over the periods earned.  At September 30, 2005, the balance of Deferred Compensation was $391,894, net of amortization expense.

As of September 30, 2005, shares returned to treasury totaled 15,783 shares and are recorded as Treasury Stock, at cost.  On July 1, 2005, the compensation shares totaling 2,505,025 shares were released from escrow to three executive officers.  At September 30, 2005, the total escrowed shares were 2,659,975, of which the outstanding common shares totaled 2,644,192 and treasury shares totaled 15,783.

5.              STOCK OPTIONS

As discussed in our Form 10-KSB dated June 30, 2005, the 2005 Directors’ Stock Option Plan (“Plan”) became effective on April 1, 2005.  On April 1, 2005, pursuant to the Plan, we granted stock options to our five non-employee directors to each purchase 25,000 shares of common stock.  The options granted under the Plan totaled 125,000 shares.  These options have an exercise price of $4.13 per share.  The options vest on April 1, 2006, and expire on April 1, 2015.

On September 16, 2005, we granted stock options to James K. Teringo, Jr., our Vice President, General Counsel and Corporate Secretary to purchase 50,000 shares of common stock.  These options have an exercise price of $3.98 per share.  The options vest on July 11, 2006, and expire on September 16, 2015.

Pursuant to SFAS No. 123 and SFAS No. 148, we have recorded a charge to general and administrative expenses of $26,058 for the estimated fair value of the options.

6.              NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the stock options.  The stock options are not considered for the three months ended September 30, 2005 as their effects would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for the three months ended September 30, 2005 and 2004 were 18,014,597 shares and 10,482,204 shares, respectively.  The shares at September 30, 2005 and 2004 excluded contingently issuable shares of 2,659,975 and 5,165,000, respectively, as discussed in Note 4.

7.              RELATED PARTY TRANSACTIONS

As discussed in our Form 10-KSB dated June 30, 2005, on March 29,2005, we entered into an agreement with Haddock Enterprises, LLC and Kenneth Q. Carlile (predecessor to Carlile Management, LLC) to explore the possibility of converting the Sabine Royalty Trust from a liquidating asset into a vehicle to acquire low risk assets.  Each of the three parties owns a one-third interest in the Sabine Production Operating, LLC.  Gerald W. Haddock is President of Haddock Enterprises, LLC and is a member of our Board of Directors.  As of September 30, 2005, Cano had incurred approximately $260,000 pertaining to the joint venture, of which $220,000 occurred during the three months ended September 30, 2005.  We use the equity method of accounting for our investment in the joint venture.  The losses through September 30, 2005 have been insignificant.

8.              COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Overall Strategy

We are a growing independent oil and gas company that intends to actively utilize secondary and enhanced oil recovery (“EOR”) methods to increase production and reserves at our existing properties and future acquisitions.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and logistical uncertainties inherent in international operations.  We use secondary waterflooding and EOR methods, such as surfactant-polymer flooding technology.

We believe significant growth opportunities exist primarily because the major energy companies and large independents continue to focus their attention and resources toward the exploration and production of large fields.  In the past several years, the major companies have been divesting themselves of their mature, smaller oil fields.  During recent years, the energy industry has predominately focused on natural gas exploration and production, and has been significantly less focused on crude oil.  The recent economics of the oil and gas market have improved as prices have risen substantially.  These conditions provide ample opportunities for smaller independent companies to acquire and exploit mature U.S. oilfields.  Our emphasis on EOR methods positions us in a unique niche segment in the oil and gas industry.  Our acquisition targets are proven, mature oil fields that possess significant proved reserves, as well as a high ratio of probable reserves.  We expect to encounter increased competition for such properties in the future.

Liquidity and Capital Resources

We intend to finance future acquisitions of oil and gas properties, field development projects and operating activities with a combination of issuances of equity, debt financing, access to capital markets, and cash flow from operations.  We cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed.  If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected.  In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Financing and Investing Activities

As discussed in Note 2 to the financial statements, we received net proceeds of $18.5 million from the issuance of 4,703,864 shares of common stock during September 2005.  Shares of common stock were sold at a per share price equal to $4.14, which was the closing price on September 13, 2005 on the American Stock Exchange.  The net proceeds of the issuance will be used for general corporate purposes, capital expenditures and working capital.  At September 30, 2005, our cash balance was $17.4 million.  Based on our current cash resources and other current assets, management believes we have sufficient liquidity to fund operations for the next twelve months.

Energy lenders typically loan to oil and gas companies based on the value of the proved producing reserves, defined as reserves that can be reasonably expected to be recovered from existing wells with existing equipment and operating methods from known reservoirs under existing economic and operating conditions.  We intend to seek debt financing secured by our proved producing reserves to provide an additional source of cash to fund our operating activities, capital expenditures and acquisitions.

Based on reserve reports prepared by independent petroleum engineers dated July 1, 2005, our total proved reserves are summarized as follows:

	Nowata	Rich Valley	Davenport	Desdemona	Total
Proved
Oil - Mbbls	1,492	299	478	786	3,055
Gas - Mmcf	268	2,888	34	7,198	10,388

Proved Barrels of Equivalent Oil (“MBOE”)	1,537	780	484	1,986	4,787

Proved Producing (MBOE)	1,537	587	127	348	2,599

Capital Spending Plan for Fiscal Year 2006

Our capital spending plan for our remaining fiscal year ending June 30, 2006, excluding potential acquisitions, is projected to be $13.6 million to implement developmental projects at our existing fields to increase reserves and production as follows:

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

Nowata Field.  This field is currently being waterflooded.  We intend to increase production and reserves by applying a chemical treatment known as surfactant-polymer flooding technology.  We are continuing to optimize the surfactant-polymer chemistry in the laboratory and intend to begin implementing a surfactant-polymer pilot during the next three to six months.

Davenport Field.  This field is currently being waterflooded.  We intend to evaluate this field for surfactant-polymer flooding technology.  This evaluation, coupled with the knowledge gained from the Nowata pilot, is expected to enhance this field’s value as a surfactant-polymer candidate.

Rich Valley Field.  We intend to drill seven infill development wells and conduct an evaluation for waterflood potential.

Operating Activities

For the three months ended September 30, 2005 and 2004, net cash used in operating activities was $529,876 and $353,112, respectively.  We are seeking to improve cash flow from operating activities through operational improvements at our existing properties and future acquisitions.  The increased cash flow from field operations may be offset, in part, by increased general and administrative costs to support our expanding operations.

Results of Operations

Overall

For the quarter ended September 30, 2005 (“current quarter”), we had a loss applicable to common stock of $457,957, which is an improvement of $544,250 as compared to the $1,002,207 loss applicable to common stock incurred for the quarter ended September 30, 2004 (“prior year quarter”).  Factors that contributed to the $544,250 improvement are higher income from oil and gas operations of $0.6 million, reduced preferred stock discount of $0.3 million and lower amortization of deferred compensation expense of $0.2 million.  Partially offsetting these positive factors were higher general & administrative expenses of $0.6 million

Income from oil and gas operations consists of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depletion and depreciation.  The current quarter includes a full three months of operations from our four fields – Nowata, Rich Valley, Davenport and Desdemona.  The prior year quarter only includes one month of Nowata operations and no operating effects from the Desdemona field.  This is the primary reason that income from oil and gas operations has increased significantly when the current quarter is compared to the prior year quarter.

The reduced preferred stock discount amounting to $0.3 million occurred in the prior year quarter and was attributable to certain issuances of preferred stock during the prior year quarter.  Since we did not issue preferred stock during the current quarter, there is no preferred stock discount in the current quarter.

Operating Revenues

The table below summarizes our operating revenues for the current and prior year quarters.

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)
Operating Revenues	$1,945,959	$843,160	$1,102,799

Sales
- Oil (MBbls)	28	13	15
- Gas (MMcf)	42	44	(2)
- Total (MBOE)	35	20	15

Average Price
- Oil ($/ Bbl)	$60.36	$44.29	$16.07
- Gas ($/ Mcf)	$6.22	$5.86	$0.36

The current quarter operating revenues of $1.9 million represent an improvement of $1.1 million as compared to the prior year quarter of $0.8 million.  The $1.1 million improvement is attributable to the higher prices received for oil and gas sales, and increased oil sales as the current quarter includes a full three months of operations from our four fields, as previously discussed under “Results of Operations - Overall.”  The average price we received for crude oil sales is generally at or above market prices.  The average price we receive for natural gas sales is approximately the market price less transportation and marketing expenses.

Operating Expenses

For the current quarter, our total operating expenses were $2.4 million, or $0.9 million higher than the prior year quarter of $1.5 million.  The $0.9 million increase is primarily attributed to higher lease operating expenses (“LOE”) of $0.4 million, increased production taxes from higher sales of $0.1 million and higher general & administrative expenses of $0.6 million, partially offset by lower deferred compensation expense of $0.2 million.

Our LOE consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities.  The $0.4 million increase resulted from the current quarter including a full three months of operations from our four fields, as previously discussed under “Results of Operations - Overall.”  For the current quarter, the LOE per BOE was $21.56 as compared to $19.38 per LOE for the prior year quarter.  The current quarter amount of $21.56 per BOE is an improvement as compared to the LOE per BOE of $22.88 that we incurred for the twelve month period ended June 30, 2005.  We generally incur a high amount of LOE because we focus on long term cost improvement of operations at all fields.  Since our acquisitions are mature fields, our initial focus is to evaluate the existing operations and make the necessary operational improvements to improve operating efficiency.  Based on management’s past experience, it generally requires six to twelve months to fully analyze the acquired field and spend the necessary funds to improve the field operations to meet our operational standards.   We expect these expenditures should lead to increased operational efficiency and reduced operating expenses in future periods.

Our general and administrative expenses consist of support services for our operating activities and investor relations costs.  The $0.6 million increase is primarily due to increased employee staffing ($0.2 million), higher legal fees to comply with regulatory requirements ($0.1 million), incentive payments to certain employees ($0.1 million), higher travel costs ($0.1 million) and increased insurance costs ($0.1 million).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

All the unregistered sales of equity securities during the third quarter were reflected in the Current Reports on Form 8-K that were filed with the Securities and Exchange Commission on September 20, 2005 and October 5, 2005.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Howard Hughes Medical Institute, incorporated by reference to Form 8-K filed on September 22, 2005.
10.2	Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and The Robert Wood Johnson Foundation, incorporated by reference to Form 8-K filed on September 22, 2005.
10.3

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Laborers’ District Council and Contractors’ of Ohio Pension Fund, incorporated by reference to Form 8-K filed on September 22, 2005.

10.4	Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Ohio Carpenters’ Pension Fund, incorporated by reference to Form 8-K filed on September 22, 2005.
10.5	Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and New York Nurses Association Pension Plan, incorporated by reference to Form 8-K filed on September 22, 2005.
10.6	Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Public Sector Pension Investment Board, incorporated by reference to Form 8-K filed on September 22, 2005.
10.7	Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Spindrift Investors (Bermuda) L.P., incorporated by reference to Form 8-K filed on September 22, 2005.
10.8	Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Spindrift Partners, L.P., incorporated by reference to Form 8-K filed on September 22, 2005.
10.9+	Employment Agreement dated as of July 11, 2005 by and between Cano Petroleum, Inc. and James K. Teringo, Jr. incorporated by reference to Form 8-K filed on September 22, 2005.
10.10+	Stock Option Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and James K. Teringo, Jr. incorporated by reference to Form 8-K filed on September 22, 2005.
10.11	Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and Touradji Global Resources Master Fund, Ltd., incorporated by reference to Form 8-K filed on September 20, 2005.
10.12	Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and Renaissance US Growth Investment Trust PLC, incorporated by reference to Form 8-K filed on September 20, 2005.
10.13	Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and BFS US Special Opportunities Trust PLC, incorporated by reference to Form 8-K filed on September 20, 2005.
10.14	Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and Crestview Capital Master, LLC, incorporated by reference to Form 8-K filed on September 20, 2005.
10.15+	Summary Sheet for Salary of James K. Teringo, Jr., incorporated by reference to Form 8-K filed on August 9, 2005.
10.16	Sabine Production Partners Transition Summary, incorporated by reference to Form 8-K filed on August 9, 2005.
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*                 Filed herewith

+                 Management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Dated:	November 9, 2005	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Dated:	November 9, 2005	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and
Principal Accounting Officer