Form 10QSB
period 2005-12-31
CANO PETROLEUM, INC
filed 2006-02-14
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 001-32496

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  26,832,158 shares of common stock, $.0001 par value per share, as of February 2, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2005
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,592,594
Accounts receivable	2,134,984
Derivative assets	1,020,563
Other current assets	509,537
Total current assets	5,257,678
Oil and gas properties, successful efforts method	106,182,149
Less accumulated depletion and depreciation	(828,988)
Net oil and gas properties	105,353,161
Fixed assets and other, net	4,382,192
Derivative assets	2,661,610
Goodwill	785,796
TOTAL ASSETS	$118,440,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$486,549
Oil and gas payable	672,549
Accrued liabilities	469,039
Taxes payable	291,620
Current portion of asset retirement obligations	19,085
Total current liabilities	1,938,842
Long-term liabilities
Long-term debt	40,750,000
Asset retirement obligations	1,651,165
Deferred tax liability	33,675,000
Total liabilities	78,015,007

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value $.0001 per share; 50,000,000 authorized; 26,847,941 issued and 26,832,158 outstanding; including 2,659,975 shares held in escrow	2,685
Additional paid-in capital	52,625,268
Accumulated deficit	(11,950,488)
Treasury stock, at cost; 15,783 shares held in escrow	(7,102)
Deferred compensation	(244,933)
Total stockholders’ equity	40,425,430
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,440,437

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Operating Revenues:
Crude oil and natural gas sales	$3,163,282	$1,454,392	$5,109,241	$2,318,552

Operating Expenses:
Lease operating expenses	1,240,129	581,621	1,990,302	996,744
Production taxes	191,526	90,177	301,198	149,098
General and administrative	1,686,467	730,413	2,913,758	1,391,979
Deferred compensation expense	146,961	619,314	296,586	909,846
Accretion of asset retirement obligations	24,780	5,810	45,374	10,860
Depletion and depreciation	280,070	140,262	426,859	243,716
Total operating expenses	3,569,933	2,167,597	5,974,077	3,702,243

Loss from operations	(406,651)	(713,205)	(864,836)	(1,383,691)

Other income (expenses):
Loss on hedge contracts	(1,635,537)	—	(1,635,537)	—
Interest expense	(331,440)	—	(331,440)	—
Interest income and deductions, net	94,092	4,252	94,320	9,065
Total other income (expenses)	(1,872,885)	4,252	(1,872,657)	9,065

Loss before income tax benefit	(2,279,536)	(708,953)	(2,737,493)	(1,374,626)

Deferred income tax benefit	793,000	—	793,000	—

Net loss	(1,486,536)	(708,953)	(1,944,493)	(1,374,626)

Preferred stock discount	—	80,000	—	416,534

Loss applicable to common stock	$(1,486,536)	$(788,953)	$(1,944,493)	$(1,791,160)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.09)	$(0.17)

Weighted average common shares outstanding
Basic and diluted	23,019,714	10,482,204	20,517,156	10,482,204

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flow from operating activities:
Net loss	$(1,944,493)	$(1,374,626)
Adjustments needed to reconcile to net cash flow used in operations:
Loss on hedge contracts	1,635,537	—
Accretion of asset retirement obligations	45,374	10,860
Depletion and depreciation	426,859	243,716
Deferred compensation expense	296,586	909,847
Deferred income tax benefit	(793,000)	—
Stock based compensation	72,794	11,666

Changes in assets and liabilities relating to operations:
Derivative assets	(5,317,710)	—
Accounts receivable	456,950	(719,976)
Inventory	(165,238)	—
Accounts payable	(509,871)	369,236
Accrued liabilities	(398,926)	(118,276)
Other current assets and liabilities	28,494	6,326

Net cash used in operations	(6,166,644)	(661,227)

Cash flow from investing activities:
Additions to oil and gas properties	(1,941,379)	(1,391,916)
Additions to fixed assets and other	(86,623)	(187,264)
Acquisition of W.O. Energy of Nevada, Inc.	(48,292,607)	—
Acquisition of additional Davenport revenue interest	(500,250)	(667,000)
Acquisition of Nowata	—	(2,524,721)
Acquisition of Ladder	—	(2,111,517)
Cash restricted for development activities	—	866,339
Net cash used in investing activities	(50,820,859)	(6,016,079)

Cash flow from financing activities:
Net proceeds from long-term debt	40,750,000	—
Payments for debt-issuance costs	(684,986)	—
Proceeds from issuance of preferred stock, net	—	5,306,098
Proceeds from issuance of common stock, net	18,369,594	—
Net cash from financing activities	58,434,608	5,306,098

Net increase (decrease) in cash and cash equivalents	1,447,105	(1,371,208)

Cash and cash equivalents at beginning of period	145,489	1,575,279

Cash and cash equivalents at end of period	$1,592,594	$204,071

Supplemental disclosure of noncash transactions:
Preferred stock discount	—	$416,534
Common stock issued for acquisition of W.O. Energy of Nevada, Inc.	$8,240,000	$—
Recognition of deferred tax liability	$3,124,013	$—

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

2.              ACQUISITION OF W.O. ENERGY COMPANY OF NEVADA, INC.

On November 29, 2005, we acquired all of the outstanding common stock of W.O. Energy of Nevada, Inc. (“WO Energy”) for approximately $57.4 million, after purchase price adjustments.  The purchase price consisted of approximately $49.2 million in cash and approximately $8.24 million in restricted shares of our common stock.   $2 million of the cash portion of the purchase price was paid into an escrow account for a minimum of two years to cover potential indemnification payments by the sellers.  The approximate $8.24 million of common stock resulted in the issuance of 1,791,320 shares to the sellers based on the average of the closing price of the common stock on AMEX for the three trading days immediately prior to November 29, 2005, which was $4.60 per share.  We entered into a registration rights agreement with the sellers pursuant to which we agreed to use commercially reasonable efforts to register the resale of the 1,791,320 shares with the Securities and Exchange Commission by November 29, 2006.  The sellers are prohibited from selling their shares until November 29, 2006 and after such date are limited to selling up to 15% of the shares received in any 90 day period.

The WO Energy acquisition was recorded based on the purchase method of accounting.  The operations of WO Energy are included in our consolidated financial statements beginning December 1, 2005.  The purchase price were allocated to the acquired assets and assumed liabilities based on their fair values.  The calculation of the purchase price and allocation to assets is as follows:

Net Acquisition Price	$57,402,983
Asset Retirement Obligations	593,800
Deferred Tax Liablity	31,343,986
Other Liabilities Assumed	1,512,819
Total Purchase Price	$90,853,588

Allocation of Purchase Price:
Cash	$870,376
Accounts Receivable	2,016,168
Other Current Assets	158,538
Fixed assets and Other	3,112,610
Oil & Gas Properties	84,695,896
$90,853,588

The fair value assigned to the oil and gas properties is based on management’s valuation of the properties, which was derived in part by reference to reserve reports prepared by an independent petroleum engineering firm.  Based on the engineer’s reports and Cano’s internal analyses, we believe the value assigned to these properties is reasonably supported.  We are continuing the process of determining the fair value of assets and liabilities, and the final results will not be completed until we finalize the income tax implications associated with this acquisition.

The acquisition was not eligible for Section 338 treatment.  As defined in the Internal Revenue Service tax code, Section 338 treatment would have enabled us to recognize the stepped-up basis in the WO properties approximately equal to the acquisition price, for tax computation purposes.  Therefore, we recorded a deferred tax liability of approximately $31.3 million (with an offsetting increase in property basis) in connection with this purchase.

The following condensed pro forma information gives effect to the acquisitions as if they had occurred on July 1, 2005 and 2004, respectively.  The pro forma information has been included in the Notes as required by generally accepted accounting principles and is provided for comparison purposes only.  The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the business combinations been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Cano Petroleum, Inc.

Pro Forma Information

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Operating revenues	$5,382,650	$4,408,567	$10,657,661	$8,756,138
Income (loss) applicable to common stock	$(1,290,133)	$(385,245)	$(1,251,051)	$(915,405)
Net income (loss) per share - basic and diluted	$(0.05)	$(0.02)	$(0.05)	$(0.04)

3.              LONG-TERM DEBT

Senior Credit Agreement

On November 29, 2005, we entered into a $100 million senior credit agreement with the lenders thereto from time to time and Union Bank of California, N.A., as administrative agent and as issuing lender, due on or before November 29, 2009.  The initial borrowing base is $30 million based on our proved reserves.  The $30 million was used, in part, to finance the acquisition of WO Energy.  Pursuant to the terms of the senior credit agreement, the borrowing base is based on our proved reserves and is redetermined every six months with one additional redetermination possible during the six month periods between scheduled redeterminations.

At our option, interest is based either (i) on the prime rate plus the applicable margin ranging up to 0.75% based on the utilization level or (ii) on the LIBOR rate applicable to the interest period plus the applicable margin ranging from 1.5% to 2.25% based on the utilization level.  At December 31, 2005, the interest rate was 6.64%.  For loans that are three months or less in maturity, interest is due on the maturity date of such loan.  For loans that are in excess of three months, interest is due every three months.

At December 31, 2005, the outstanding amount due under the senior credit agreement was $25.75 million.  The outstanding principal is due on or before November 29, 2009 unless pursuant to the terms of the credit agreement specific events of default occur as a result of which all outstanding principal and all accrued interest may be accelerated.  Such specific events of default, include, but are not limited to: payment defaults by us, breaches of representations and warranties and covenants by us, our insolvency, a “change of control” of our business as described in the credit agreement and a “material adverse change” as described in the credit agreement.

The credit agreement imposes certain restrictions on us and our subsidiaries including, but not limited to, the following: (i) subject to specific exceptions, incurring additional liens; (ii) subject to specific exceptions, incurring additional debt; (iii) subject to specific exceptions, merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property; (iv) subject to specific exceptions, making certain payments, including cash dividends to our stockholders; (v) subject to specific exceptions, making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interests in any person or any oil and gas properties or activities related to oil and gas properties unless with regard to new oil and gas properties, such properties are mortgaged to Union Bank of California, N.A., as administrative agent, or with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement and mortgage in favor of Union Bank of California, N.A., as administrative agent; and (vi) subject to specific exceptions, entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions.

We must also meet certain financial requirements based on specified debt coverage ratios, interest coverage ratios and current assets to current liabilities ratios.  In addition, we are required to enter into financial contracts to hedge our exposure to commodity price risk associated with expected oil and gas production.  Our financial hedge contracts are further discussed in Note 4.

As security for our obligations under the senior credit agreement: (i) each of our subsidiaries guaranteed all of our obligations; (ii) we, together with each of our subsidiaries, executed mortgages in favor of Union Bank of California, N.A., as collateral trustee, covering oil and gas properties located in Texas and Oklahoma; (iii) we, together with each of our subsidiaries, granted a security interest in favor of Union Bank of California, N.A., as collateral trustee, in substantially all of our assets; and (iv) we pledged our ownership interests in all of our subsidiaries to Union Bank of California, N.A., as collateral trustee.

Subordinated Credit Agreement

On November 29, 2005, we entered into a $15 million subordinated credit agreement with the lenders thereto from time to time and Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio (“EEP”), as administrative agent, due on or before November 29, 2010.  The $15 million was used, in part, to finance the acquisition of WO Energy.

Interest pursuant to the subordinated credit agreement is equal to the LIBOR rate plus 6.5%. At December 31, 2005, the interest rate was 11.24%.  For loans that are three months or less in maturity,

interest is due on the maturity date of such loan.  For loans that are in excess of three months, interest is due every three months.

As of December 31, 2005, the outstanding amount due under the subordinated credit agreement was $15 million.  The outstanding principal is due on November 29, 2010 unless specified events of default occur as a result of which all outstanding principal and all accrued interest may be accelerated.  Such specific events of default, include, but are not limited to: payment defaults by us, breaches of representations and warranties and covenants by us, our insolvency, a “change of control” of our business as described in the subordinated credit agreement and a “material adverse change” as described in the subordinated credit agreement.

The subordinated credit agreement imposes certain restrictions on us and our subsidiaries including, but not limited to, the following: (i) subject to specific exceptions, incurring additional liens; (ii) subject to specific exceptions, incurring additional debt; (iii) subject to specific exceptions, merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property; (iv) subject to specific exceptions, making certain payments, including cash dividends to our stockholders; (v) subject to specific exceptions, making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interests in any person or any oil and gas properties or activities related to oil and gas properties unless with regard to new oil and gas properties, such properties are mortgaged as requested by EEP, as administrative agent, or with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement and mortgage as requested by of EEP, as administrative agent; and (vi) subject to specific exceptions, entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions.

We must also meet certain financial requirements based on specified debt coverage ratios, interest coverage ratios, current assets to current liabilities ratios, and reserve value coverage.  In addition, we are required to enter into financial contracts to hedge our exposure to commodity price risk associated with expected oil and gas production, as further discussed in Note 4.

As security for our obligations under the credit agreement: (i) each of our subsidiaries guaranteed all of our obligations; (ii) we, together with each of our subsidiaries, executed mortgages in favor of Union Bank of California, N.A., as collateral trustee, covering oil and gas properties located in Texas and Oklahoma; (iii) we, together with each of our subsidiaries, granted a security interest in favor of Union Bank of California, N.A., as collateral trustee, in substantially all of our assets; and (iv) we pledged our ownership interests in all of our subsidiaries to Union Bank of California, N.A., as collateral trustee.

4.              DERIVATIVE HEDGING CONTRACTS

As previously mentioned in Note 3, pursuant to our senior and subordinated credit agreements, we are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas.  The objective of the hedging contracts is to reduce our exposure to commodity price risk associated with expected oil and gas production.  By achieving this objective we intend to protect the outstanding debt amounts and maximize the funds available under our existing debt agreements, which should enable us to support our annual capital budgeting and expenditure plans.

During December 2005, we paid $5.3 million to enter into financial contracts to set price floors, as summarized in the table below.

	Floor		Floor		Barrels of
Calendar	Oil	Barrels	Gas	Gas Mcf	Equivlent Oil
Year	Price	per Day	Price	per Day	per Day
2006	$60	534	$8.50	1,784	832
2007	$55	507	$8.00	1,644	781
2008	$55	479	$7.50	1,534	735

We have no derivative hedging contracts that set a price ceiling.  We do not designate our derivatives as cash flow or fair value hedges.  However, we do not hold or issue derivative financial instruments for speculative or trading purposes.  We are exposed to credit losses in the event of nonperformance by the counterparties to our financial hedging contracts. We anticipate, however, that such counterparties will be able to fully satisfy its obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparties. At December 31, 2005, we had no amounts receivable from our counterparties.

Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations.  Cash flows resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations.  During the three- and six-month periods ended December 31, 2005, there were no settlements under our derivative agreements. The cash flows relating to the derivative instruments are reflected in operating activities on our statements of cash flow.

Our mark-to-market valuations used for our derivative instruments were based on prices that are actively quoted and provided by external sources.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $5.3 million payment as Derivative Assets.  SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  Accordingly, at December 31, 2005, we recorded a $1.6 million charge to recognize a loss on hedge contracts to our Consolidated Statements of Operations.  At December 31, 2005, our Derivative Assets totaled $3,682,173, of which $2,661,610 is considered long-term.

5.              COMMON STOCK FINANCINGS

As discussed in Note 2, we issued 1,791,320 shares of our common stock to complete the acquisition of WO Energy.

On September 14, 2005 and September 16, 2005, we received written commitments for two private placement sales of 2,603,864 shares and 2,100,000 shares, respectively, of our common stock at a per share price equal to $4.14, which was the closing price on September 13, 2005 on the American Stock Exchange.  The gross and net proceeds totaled approximately $19.5 million and $18.4 million, respectively.  The transactions closed on or before September 30, 2005.

The amount of common shares issued and outstanding is summarized as follows:

Issued shares as of June 30, 2005	20,352,757
Shares issued in private placement (above)	4,703,864
Shares issued for WO Energy acquisition (Note 2)	1,791,320
Issued shares as of December 31, 2005	26,847,951
Management shares returned to Treasury Stock (Note 7)	(15,783)
Outstanding shares as of December 31, 2005	26,832,168

6.              ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of expected cash flows related to the liability.  At December 31, 2005, our liability for ARO was $1,670,250, of which $1,651,165 is considered long-term.  Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.

The following table describes the changes in our asset retirement obligations for the six months ended December 31, 2005:

Asset retirement obligation at June 30, 2005	$1,051,453
Acquisition of WO Energy	593,800
Accretion expense	45,374
Plugging costs	(20,377)
Asset retirement obligation at December 31, 2005	$1,670,250

7.              DEFERRED COMPENSATION

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

We accounted for these shares in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction and are being amortized to expense over the periods earned.  At December 31, 2005, the balance of Deferred Compensation was $244,933, net of amortization expense.

As of December 31, 2005, shares returned to treasury totaled 15,783 shares and are recorded as Treasury Stock, at cost.  On July 1, 2005, the compensation shares totaling 2,505,025 shares were released from escrow to three executive officers.  At December 31, 2005, the total escrowed shares were 2,659,975, of which the outstanding common shares totaled 2,644,192 and treasury shares totaled 15,783.

8.              STOCK OPTIONS

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

On December 7, 2005, our shareholders approved our 2005 Long-Term Incentive Plan (“LTIP”).  The 2005 LTIP authorizes the issuance of up to 1,000,000 shares of our common stock to key employees, key consultants and outside directors of our company and subsidiaries.  The 2005 LTIP permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards, whether granted singly, or in combination or in tandem.  No executive officer (as defined in the 2005 LTIP) may receive in any calendar year (i) stock options or stock appreciation rights relating to more than 100,000 shares of common stock or (ii) restricted stock, restricted stock units, performance awards or other awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock; provided, however, that all such awards of any executive officer during any calendar year may not exceed an aggregate of more than 100,000 shares of common stock.  The 2005 LTIP terminates on December 7, 2015; however, awards granted before that date will continue to be effective in accordance with their terms and conditions.

On December 13, 2005, under the 2005 LTIP, 25,000 options were granted to each of our five non-employee Directors: Donnie D. Dent, Gerald W. Haddock, Randall Boyd, Dr. Jim Underwood and Morris B. “Sam” Smith.  Each of these options has an exercise price of $6.30 per share.  These granted options vest on December 13, 2006 if such persons are still directors on December 13, 2006.

Pursuant to Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The factors used to calculate the fair value of all options are summarized in the table below:

	Reported in Form 10-KSB		Options to	2005
	dated June 30, 2005		J. Teringo, Jr.	LTIP
No. of shares	50,000	125,000	50,000	125,000
Risk free interest rate	4.27%	4.28%	4.56%	4.45%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	51.5%	33.7%	27.4%	26.5%
Expected dividend yield	0%	0%	0%	0%

The total fair value of the options summarized in the above table is approximately $424,000.  In accordance with the provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we have recorded a charge to general and administrative expenses for the estimated fair value of the options granted to our directors of $46,736 and $72,794 for the quarter and six-month period ended December 31, 2005, respectively.  For the quarter and six-month period ended December 31, 2004, we charged $11,666.

9.              NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the stock options.  The stock options are not considered for the three and six months ended December 31, 2005 as their effects would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for the three and six months ended December 31, 2005 and 2004 were 23,019,714 shares and 20,517,156 shares, respectively.   The weighted average shares for the three and six months ended December 31, 2004 were 10,482,204 shares.  The shares at December 31, 2005 and 2004 excluded contingently issuable shares of 2,659,975 and 5,165,000, respectively, as discussed in Note 7.

10.       RELATED PARTY TRANSACTIONS

As discussed in our Form 10-KSB dated June 30, 2005, on March 29,2005, we entered into an agreement with Haddock Enterprises, LLC and Kenneth Q. Carlile (predecessor to Carlile Management, LLC) to explore the possibility of converting the Sabine Royalty Trust from a liquidating asset into a vehicle to acquire low risk assets.  Each of the three parties owns a one-third interest in the Sabine Production Operating, LLC.  Gerald W. Haddock is President of Haddock Enterprises, LLC and is a member of our Board of Directors.  As of December 31, 2005, Cano had incurred approximately $362,000 pertaining to the joint venture, of which $322,000 occurred during the six months ended December 31, 2005.  During December 2005, we expensed the $362,000 to general & administrative expense because of the election of Sabine Production Operating LLC to indefinitely suspend the proxy solicitation from the unit holders of the Sabine Royalty Trust.

Effective December 1, 2005, we acquired all overriding royalty interests held by THEprivate Energy Company, Inc. (formerly Cano Energy Corporation) on December 27, 2005 and we are to acquire all overriding royalty interests acquired in the future by THEprivate Energy Company, Inc. in and to the oil gas and mineral leaseholder estates and personal property related to leasehold estates located on the same property on which the Davenport Field Unit’s properties are located.  We paid $66,700 per percentage of net revenue attributable to the interests held by THEprivate Energy Company, Inc. on December 27, 2005 for an aggregate of $500,250 based on the acquisition of a 7.5% overriding royalty interest.  We will pay $66,700 per percentage of net revenue attributable to future acquisitions of overriding royalty interests from THEprivate Energy Company, Inc.

S. Jeffrey Johnson, our Chairman of the Board and Chief Executive Officer, is a 30% shareholder in THEprivate Energy Company, Inc.  The terms of the purchase were agreed to based on arms-length negotiations, supported by a valuation established by our independent engineer, and are substantially the same as previously paid by us to THEprivate Energy Company, Inc. for a portion of its interest in September and October of 2004.

11.       INCOME TAXES

Our income tax benefit is as follows:

	Quarter Ended		6 Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Current income tax benefit
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current tax benefit	—	—	—	—
Deferred income tax benefit
Federal	710,000	—	710,000	—
State	83,000	—	83,000	—
Total deferred tax benefit	793,000	—	793,000	—
Total income tax benefit	$793,000	$—	$793,000	$—

The difference between our benefit from income taxes recorded on the statements of operations and the tax computed using statutory rates primarily comprises state taxes and adjustments to the valuation allowance.

Regarding the acquisition of Square One Energy, Inc., as discussed in our Form 10-KSB dated June 30, 2005, this acquisition did not provide for Section 338 treatment.  As defined in the Internal Revenue Service tax code, Section 338 treatment would have enabled us to recognize the stepped-up basis in the Square One properties approximately equal to the acquisition price, for tax computation purposes.

In accordance with the purchase method of accounting, we recorded a deferred tax liability of approximately $3.1 million with an offsetting increase in property basis of $2.4 million and Goodwill of approximately $0.7 million.  Based on a reserve report prepared by an independent petroleum engineering firm and our internal analysis, we believe the oil and gas properties of Square One have unrealized potential to support the recording of “Goodwill” to the Consolidated Balance Sheet.

At December 31, 2005, we have recorded a total deferred tax liability of $33.7 million, which resulted from the acquisitions of WO Energy (see Note 2) and Square One, net of deferred income tax benefit of $0.8 million that we recorded during the quarter ended December 31, 2005.  A schedule showing the significant components of the net deferred tax liability as of December 31, 2005 are as follows:

Deferred compensation expense	$787,000
Net operating loss carryforwards, net of valuation allowance of $836,000	929,000
Difference in book and tax bases on acquired oil and gas properties	(35,867,000)
Difference in book and tax bases on acquired fixed assets	(350,000)
Derivative assets	621,000
Other	205,000
Net deferred tax liability	$(33,675,000)

At December 31, 2005, Cano had net operating loss (“NOL”) carryforwards for tax purposes of approximately $4.6 million.  The remaining net operating losses principally expire in 2024 and 2025.  Of the $4.6 million, $2.2 million will be unavailable to offset any future taxable income due to limitations from change in ownership as defined in Section 382 of the Internal Revenue Service (“IRS”) code.  Accordingly, our valuation allowance reflects the unavailable $2.2 million NOL.

12.       COMMITMENTS AND CONTINGENCIES

Litigation

Occasionally, we are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business.  Our management does not believe that the ultimate resolution of any current matters, including due to the existence of insurance coverage, indemnification and escrow accounts, will have a material effect on our financial position or results of operations.  None of our directors, officers or affiliates, owners of record or beneficially of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Other

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The information in this report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts, the timing of acquisitions, our ability to obtain additional capital, product demand, market competition, interruption in production, and the success of waterflooding and enhanced oil recovery techniques.

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

Liquidity and Capital Resources

We intend to finance future acquisitions of oil and gas properties, field development projects and operating activities with a combination of issuances of equity, debt financing, and cash flow from operations.  We cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed.  If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected.  In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Financing and Investing Activities

During the six months ended December 31, 2005, we completed the following capital financings:

•                  As discussed in Note 5 to the financial statements, we received net proceeds of $18.4 million from the issuance of 4,703,864 shares of common stock during September 2005.

•                  As discussed Note 3 to the financial statements, on November 29, 2005, we entered into a $100 million senior credit agreement.  The initial borrowing base is $30 million based on our proved reserves, as identified in the table below.  As of December 30, 2005, our borrowings under this agreement totaled $25.75 million and the available borrowing amount was $4 million.

•                  As discussed in Note 3 to the financial statements, on November 29, 2005, we entered into a $15 million subordinated credit agreement. As of December 31, 2005, our outstanding balance was $15 million under this agreement.

The net proceeds from these capital financings were used to finance the acquisition of WO Energy for approximately $57.4 million, as discussed in Note 2 to the financial statements, and the $5.3 million purchase of derivative hedging contracts, as discussed in Note 4 to the financial statements.

The primary asset of WO Energy is the Panhandle Field.  The acquisition of WO Energy was the primary reason our net oil and gas assets increased from $16.5 million as of September 30, 2005 to $105.4 million as of December 31, 2005.  The Panhandle Field represents 34,497 MBOE of our total 40,131 MBOE proved reserves, as shown in the table in the “Proved Reserves” section below.

As discussed in Note 4 to the financial statements, pursuant to our senior and subordinated credit agreements, we are required to enter into financial contracts to hedge our exposure to commodity price risk associated with expected oil and gas production.  For calendar years 2006, 2007, and 2008, the hedged production amounts, as expressed in barrels of oil equivalent per day, are 832, 781, and 735, respectively.  We entered into financial contracts to set the following price floors for calendar years 2006 through 2008:

•                  Crude oil production of $60/barrel for 2006, and $55/barrel for 2007 and 2008.

•                  Natural gas production of $8.50/mcf, $8.00/mcf, and $7.50/mcf for 2006, 2007, and 2008, respectively.

We have no derivative hedging contracts that set a price ceiling.  Therefore, we are entitled to 100% of our revenue receipts and, if crude oil and natural gas NYMEX prices are lower than the price floor, we will be reimbursed for the difference between the NYMEX price and floor price.

At December 31, 2005, our cash balance was $1.6 million and our available borrowing amount was $4 million under the senior credit agreement.   Based on our current cash resources, other current assets, expected cash flow, and available borrowings, we believe this is sufficient liquidity to fund operations and the capital expenditures (as identified below) for the foreseeable future.

In addition, as discussed in Note 3, the senior credit agreement currently has a total commitment of $100 million, of which the current borrowing base is $30 million.  The senior agreement provides for semiannual redeterminations of the borrowing base amount and one additional redetermination during the six month periods.  We believe the combination of unused borrowing commitment of $70 million, issuances of equity, debt financing, and cash flow from operations should provide sufficient capital to finance additional capital development of our existing fields and potential acquisitions.

Proved Reserves

As set forth in reserve reports dated as of July 1, 2005, except the Panhandle field is as of September 1, 2005 and the Putnam field is as of January 1, 2006, prepared by Forrest A. Garb & Associates, Inc., our independent petroleum engineer, our proved reserves are summarized as follows:

	Nowata	Rich Valley	Davenport	Desdemona	Putnam	Panhandle	Total
Proved
Oil - Mbbls	1,492	299	478	786	847	24,128	28,030
Gas - Mmcf	268	2,888	34	7,198	—	62,215	62,215
Proved Barrels of
Equivalent Oil (“MBOE”)	1,537	780	484	1,986	847	34,497	40,131
Proved Producing (MBOE)	1,537	587	127	348	—	5,097	7,696

Of our 40,131 MBOE of proved reserves, (19%) or 7,696 MBOE are proved producing reserves, 2,062 MBOE (5%) are proved non-producing reserves and 32,435 MBOE (76%) are comprised of proved undeveloped reserves.  Approximately ninety-seven percent (97%) of our proved undeveloped reserves or 29,400 MBOE are attributable to a Panhandle Field waterflood implementation and the remaining approximately three percent (3%) or 847 MBOE are attributable to a surfactant-polymer application in the Putnam Field.  Both the waterflood application for the Panhandle Field and the surfactant-polymer application to the Putnam Filed involve significant capital investment and an extended period of time from the first investment until actual production occurs.  Generally, the surfactant-polymer technology is regarded as more risky as compared to waterflooding; however, the Putnam Field has been the subject of a successful polymer pilot and we believe conditions for surfactant polymer-flooding are favorable for this field.  As stated in Risk Factors, our ability to recover and successfully convert proved undeveloped reserves to proved producing reserves is greatly contingent upon our ability to obtain additional financing and/or raise additional capital, and further, greatly contingent upon inherent uncertainties associated with drilling and producing oil and gas and volatile oil and gas prices.

Capital Spending Plan for Calendar Year 2006

Our capital spending plan for the 2006 calendar year, excluding potential acquisitions, is projected to be $15.6 million to implement developmental projects at our existing fields to increase reserves and production as follows:

Desdemona Field.  This field has not been previously waterflooded.  We began pilot waterflood operations in May 2005 and expect an initial response by the end of 2006.  If the pilot waterfloods are successful, we intend to begin expanding the waterflood to the entire field in 2007.  This field also has mineral rights to the Barnett Shale.  We are currently evaluating our options with regard to our Barnett Shale rights.  The reserve amounts listed in the preceding table do not give any effect to our Barnett Shale rights.

Panhandle Field.  These leases were acquired as part of the acquisition of WO Energy.  These leases have not been previously waterflooded; however, other leases in the same reservoir have been successfully waterflooded.   We intend to implement a waterflood at certain lease locations and expect to begin the process by the end of 2006.

Nowata Field.  This field is currently being waterflooded.  We intend to increase production and reserves by applying surfactant-polymer flooding technology.  We are continuing to optimize the surfactant-polymer chemistry in the laboratory and intend to begin implementing a surfactant-polymer injection pilot by mid-2006.

Davenport Field.  This field is currently being waterflooded.  We are evaluating this field for surfactant-polymer flooding technology.  Based on this evaluation, we expect to begin a surfactant-polymer pilot toward the end of 2006.

Rich Valley Field.  We intend to drill a horizontal lateral in the producing zone to evaluate the feasibility of additional horizontal re-entries and/or infill drilling.

Putnam Field.  Prior to our acquisition of these lease rights, this field had a successful polymer pilot.  Conditions for surfactant polymer flooding are very favorable.  We intend to conduct a laboratory evaluation to determine the optimal mix for a surfactant-polymer injection, followed by either a pilot or full-lease implementation of surfactant-polymer technology.

Operating Activities

For the six months ended December 31, 2005, we had cash used in our operating activities of $6.2 million as compared to the $0.7 million used in operating activities for the six months ended December 31, 2004.  This is primarily due to the $5.3 million purchase of derivative hedging contracts as discussed in Note 4 to the Consolidated Financial Statements.

We expect to improve cash flow from operating activities through operational improvements at our existing properties, cash flow generated from the recently acquired Panhandle Field (i.e. WO Energy), and future acquisitions.  The increased cash flow from field operations may be offset, in part, by increased general and administrative costs to support our expanding operations.

Results of Operations

Overall

For the quarter ended December 31, 2005 (“current quarter”), we had a loss applicable to common stock of $1.5 million, which is $0.7 million higher as compared to the $0.8 million loss applicable to common stock incurred for the quarter ended December 31, 2004 (“prior year quarter”).

For the six months ended December 31, 2005 (“current six months”), we had a loss applicable to common stock of $1.9 million, which is $0.1 million higher as compared to the $1.8 million loss applicable to common stock incurred for the six months ended December 31, 2004 (“prior year six months”).

The following table summarizes the differences between the quarter and six months reporting periods.

	Quarter Ended			6 Months Ended
	December 31,		Increase	December 31,		Increase
Amounts in $millions	2005	2004	(Decrease)	2005	2004	(Decrease)
Results of oil and gas producing operations	$1.4	$0.6	$0.8	$2.3	$0.9	$1.4
General and administrative expenses	1.7	0.7	1.0	2.9	1.4	1.5
Interest expense	0.3	—	0.3	0.3	—	0.3
Deferred compensation expense	0.1	0.6	(0.5)	0.3	0.9	(0.6)
Deferred income tax benefit	(0.8)	—	(0.8)	(0.8)	—	(0.8)
Preferred stock discount	—	0.1	(0.1)	—	0.4	(0.4)
Loss on effective hedge contracts	1.6	—	1.6	1.6	—	1.6
Other	—	—	—	0.1	—	0.1
Net loss	$(1.5)	$(0.8)	$(0.7)	$(1.9)	$(1.8)	$(0.1)

Results of oil and gas producing operations consists of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depletion and depreciation.  The $0.8 million increase in the current quarter is attributed to:

•                  Including one month of operating results from the recent acquisition of the Panhandle Field (i.e. WO Energy) which contributed $0.5 million to net operating income.

•                  Improved operating results from our Davenport, Rich Valley, Desdemona, and Nowata Fields, primarily due to higher oil and gas prices received.

The $1.4 million increase in the current six months is attributable to the same factors, and the current six months includes an additional two months of Nowata operating results.

The other factors will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter and six months ended December 31, 2005 and 2004.

	Quarter ended			Six months ended
	December 31,		Increase	December 31,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Operating Revenues	$3,163,282	$1,454,392	$1,708,890	$5,109,241	$2,318,552	$2,790,689
Sales
- Oil (MBbls)	36	25	11	64	38	26
- Gas (MMcf)	111	49	62	153	93	60
- Total (MBOE)	54	33	23	89	53	37
Average Price
- Oil ($/ Bbl)	$57.14	$47.37	$9.77	$58.55	$46.31	$12.24
- Gas ($/ Mcf)	$8.97	$5.90	$3.07	$8.22	$5.88	$2.34

The current quarter operating revenues of $3.2 million represent an improvement of $1.7 million as compared to the prior year quarter of $1.5 million.  The $1.7 million improvement is primarily attributable to including one month of operating revenue from the Panhandle Field ($1.1 million revenue and 21 MBOE of sales) and the higher prices received for oil and gas sales.  The average price we received for crude oil sales is generally at or above market prices received at the wellhead.  The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.

The current six months operating revenues of $5.1 million is $2.8 million higher than the prior year six months of $2.3 million.  This is primarily due to the factors previously discussed, and the current six months includes a full six months of operating revenues from Nowata and Desdemona.  The prior year six months includes only four months of Nowata and no operating results from Desdemona.

Operating Expenses

For the current quarter, our total operating expenses were $3.6 million, or $1.4 million higher than the prior year quarter of $2.2 million.  The $1.4 million increase is primarily attributed to including one month Panhandle Field operating expenses of $0.5 million, higher other lease operating expenses (“LOE”) of $0.4 million, and higher general & administrative expenses of $1.0 million, partially offset by lower deferred compensation expense of $0.5 million.

For the current six months, our total operating expenses were $6.0 million, or $2.3 million higher than the prior year six months of $3.7 million.  The $2.3 million increase is primarily attributed to including one month of Panhandle Field operating expenses of $0.5 million, the inclusion of an additional two months of Nowata operations ($0.5 million), higher other LOE of $0.4 million, increased general & administrative expenses of $1.5 million, partially offset by lower deferred compensation expense of $0.6 million.

Our LOE consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities.  For the current quarter, the LOE per BOE was $22.77 as compared to $17.98 per LOE for the prior year quarter.   For the current six months, the LOE per BOE was $22.25 as compared to $18.33 for the prior year six months. The current six months’ amount of $22.25 per BOE is an improvement as compared to the LOE per BOE of $22.88 that we incurred for the twelve month period ended June 30, 2005.  We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle.  Since our acquisitions are mature fields, our initial focus is to evaluate the existing operations and make the necessary operational improvements to improve operating efficiency.  Based on management’s past experience, it generally requires up to twelve months to fully analyze the acquired field and spend the necessary funds to improve the field operations to meet our operational standards.   We expect these expenditures should lead to increased operational efficiency and reduced operating expenses in future periods.

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs.  For the current quarter, our G&A expenses totaled $1.7, which is $1.0 million higher than the prior year quarter.  For the current six months, our G&A expenses totaled $2.9 million, which is $1.5 million higher than the prior year six months of $1.4 million.  The increases for both periods are primarily attributed to increased employee staffing, expenses associated with the Sabine joint venture, higher legal fees to comply with regulatory requirements, incentive payments to certain employees, higher travel costs and increased insurance costs.

On January 6, 2006, our Board of Directors approved the following non-executive director compensation schedule. Each director shall receive an annual cash retainer of $25,000.  Each director shall be paid $1,000 cash for each Board meeting and Board committee meeting attended.  The Audit Committee Chairman shall receive an additional annual cash retainer of $5,000.  The Compensation Committee Chairman, the Corporate Governance Committee Chairman, the Nominating Committee Chairman and the chairman of any other committee or special committee established by the Board shall be paid an additional annual cash retainer of $3,000.

During January 2006, our executive officers were awarded annual salary increases totaling approximately $370,000.

Loss on Hedging Contracts

As discussed in Note 4 to the financial statements, during December 2005, we paid $5.3 million to enter into financial contracts to set price floors for crude oil and natural gas.  In accordance with SFAS 133, we recorded a Loss on Hedging Contracts of $1.6 million to reflect the fair value of the derivative instruments as of December 31, 2005.  By their nature, these derivative instruments can be highly volatile to our earnings.  A five percent change in these prices for our derivative instruments can impact earnings by approximately $184,000.  We did not have hedging contracts in 2004.

Interest Expense

The $0.3 million of interest expense we incurred in the current quarter resulted directly from senior and subordinated credit agreements we entered into on November 29, 2005, as discussed in Note 3 to the financial statements.  We did not have credit agreements in 2004.

Deferred Income Tax Benefit

As the result of the recognition of the deferred tax liabilities assumed in the acquisitions of WO Energy and Square One, as discussed in Notes 2 and 11, respectively, to the financial statements, we now have a net deferred tax liability. This allows us to recognize deferred tax benefits from generation of net operating losses because a valuation allowance against such items is not required. We review our deferred tax assets at least quarterly and record a valuation allowance against those assets when we conclude that it is more likely than not that those assets will expire without being utilized.  For the quarter ended December 31, 2005, we recorded a deferred income tax benefit of $793,000.

Preferred Stock Discount

The reduced preferred stock discount amounting to $0.4 million occurred in 2004 and was attributable to certain issuances of preferred stock during 2004.  Since we did not issue preferred stock during 2005, there is no preferred stock discount in 2005.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in our internal controls over financial reporting or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Occasionally, we are involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business.  Our management does not believe that the ultimate resolution of any current matters, including due to the existence of insurance coverage, indemnification and escrow accounts, will have a material effect on our financial position or results of operations.  None of our directors, officers or affiliates, owners of record or beneficially of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

All the unregistered sales of equity securities during the second quarter were reflected in the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on December 5, 2005.

On November 29, 2005, we entered into a $100,000,000 Credit Agreement among Cano Petroleum, Inc., as Borrower, the Lenders Party Thereto from Time to Time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender.  This Credit Agreement contains certain negative covenants for us and our subsidiaries, including, subject to certain exceptions, (i) incurring additional liens, (ii) incurring additional debt, (iii) making certain payments, including cash dividends to our stockholders and (iv) making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidence of indebtedness or interests in any person or any oil and gas properties or activities related to oil and gas properties unless with regard to new oil and gas properties, such properties are mortgaged to Union Bank, as Administrative Agent, or with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement or mortgage in favor of Union Bank, as Administrative Agent.  In addition, we must meet certain financial ratios based on debt coverage, interest coverage and current assets to current liabilities.

On November 29, 2005, we entered into a $15,000,000 Subordinated Credit Agreement among Cano Petroleum, Inc., as Borrower, the Lenders Party Thereto from Time to Time, as Lenders, and Energy

Components SPC EEP Energy Exploration and Production Segregated Portfolio (“EEP”), as Administrative Agent.  This Subordinated Credit Agreement contains certain negative covenants for us and our subsidiaries, including, subject to certain exceptions (i) incurring additional liens, (ii) incurring additional debt, (iii) making certain payments, including cash dividends to our stockholders and (iv) making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidence of indebtedness or interests in any person or any oil and gas properties or activities related to oil and gas properties unless with regard to new oil and gas properties, such properties as requested by EEP, as Administrative Agent, or with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement or mortgage in favor of Union Bank, as Administrative Agent.  In addition, we must meet certain financial ratios based on debt coverage, interest coverage, current assets to current liabilities and reserve value coverage.

Item 3.  Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness exceeding five percent of our total assets.  There also has been no material arrearage in the payment of dividends or any other material delinquency not cured within 30 days, with respect to any class of preferred stock which is registered or which ranks prior to any class of our registered securities, or with respect to any class of preferred stock of any significant subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders.

We submitted a proxy statement to the Company’s stockholders as of the record date, October 25, 2005.  The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on December 7, 2005.  There were 25,040,838 shares entitled to vote at the meeting.  For the election of the Board of Directors, the results were as follows:

Nominee	Votes For	Votes Withheld
S. Jeffrey Johnson (1)	15,610,156	452,681
Donnie D. Dent (1)	16,002,621	60,216
Gerald W. Haddock (1)	15,613,056	449,781
Randall Boyd (1)	15,607,356	455,481
Morris B. Smith (1)	15,998,371	64,466
Dr. Jim Underwood (1)	16,000,578	62,259

(1) Incumbent

For the ratification of Hein & Associates LLP as Cano Petroleum, Inc.’s independent registered public accounting firm for the year ended June 30, 2006, the results were as follows:

Votes For	Votes Against	Votes Abstained
16,037,882	14,411	10,544

For the approval of the 2005 Cano Petroleum, Inc. Long-Term Incentive Plan, the results were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
9,346,598	525,648	70,588	6,120,003

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
2.1

Stock Purchase Agreement by and among Cano Petroleum, Inc., W. O. Energy of Nevada, Inc. Miles O’Loughlin and Scott White dated November 29, 2005 (the schedule and exhibits have been omitted from this filing. An exhibit to the schedules and exhibits is contained in the Stock Purchase Agreement and the schedule and exhibits are available to the Securities and Exchange Commission upon request) incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on December 5, 2005.

4.1

Registration Rights Agreement by and between Cano Petroleum, Inc. and Miles O’Loughlin dated November 29, 2005, incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2005.

4.2

Registration Rights Agreement by and between Cano Petroleum, Inc. and Scott White dated November 29, 2005, incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2005.

10.1

Omnibus Agreement among Cano Petroleum, Inc., Haddock Enterprises, LLC, Carlile Management, LLC and Sabine Production Partners, LP dated November 4, 2005, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on November 9, 2005.

10.2

Amended and Restated Regulations of Sabine Production Operating, LLC among Cano Petroleum, Inc., Haddock Enterprises, LLC and Carlile Management, LLC dated November 4, 2005, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on November 9, 2005.

10.3

Compensation Reimbursement Agreement between Cano Petroleum, Inc. and Sabine Production Operating, LLC dated November 4, 2005, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on November 9, 2005.

10.4

Credit Agreement among Cano Petroleum, Inc., as Borrower, The Lenders Party Hereto From Time To Time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as issuing Lender, dated November 29, 2005, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on December 5, 2005.

10.5

Subordinated Credit Agreement among Cano Petroleum, Inc., as Borrower, The Lenders Party Hereto From Time To Time, as Lenders, and Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio, as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on December 5, 2005.

10.6

Guaranty Agreement by and among Ladder Companies, Inc., Square One Energy, Inc., W.O. Energy of Nevada, Inc., W O Energy, Inc., W. O. Operating Company, Ltd. and W. O. Production Company, Ltd. in favor of Union Bank of California, N.A., as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on December 5, 2005.

10.7

Guaranty Agreement by and among Ladder Companies, Inc., Square One Energy, Inc., W. O. Energy of Nevada, Inc., W O Energy, Inc., W. O. Operating Company, Ltd. and W. O. Production Company, Ltd. in favor of Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio, as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on December 5, 2005.

10.8

Escrow Agreement by and among Cano Petroleum, Inc., Miles O’Loughlin, Scott White and The Bank of New York Trust Company, N.A., as Escrow Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on December 5, 2005.

10.9	Pledge Agreement by and among Cano Petroleum, Inc., W. O. Energy of Nevada, Inc. and W O Energy, Inc. in favor of Union Bank of California, N.A., as Administrative Agent, dated

November 29, 2005, incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K dated on December 5, 2005.
10.10

Security Agreement by and among Cano Petroleum, Inc., Ladder Companies Inc., Square One Energy, Inc., W. O. Energy of Nevada, Inc., W O Energy, Inc., W. O. Operating Company, Ltd. and W. O. Petroleum, Ltd., in favor of Union Bank of California N.A. as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed on December 5, 2005.

+10.11	Cano Petroleum, Inc. 2005 Long-Term Incentive Plan dated December 7, 2005, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2005.
+10.12	Form of Stock Option Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2005.
10.13

Summary of Terms of Purchase of Overriding Royalty Interests by Cano Petroleum, Inc. from Theprivate Energy Company, Inc. dated December 27, 2005, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2006.

+10.14	Summary Sheet: Director Compensation, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2006.
+10.15

Employment Agreement between Cano Petroleum, Inc. and S. Jeffrey Johnson dated effective January 1, 2006, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2006.

+10.16	Amendment to Employment Agreement of Michael J. Ricketts effective January 1, 2006, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on January 19, 2006.
+10.17	Amendment to Employment Agreement of Thomas Cochrane effective January 1, 2006, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 19, 2006.
+10.18	Amendment to Employment Agreement of James K. Teringo, Jr. effective January 1, 2006, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 19, 2006.
10.19*	Gas Purchase Contract between W. O. Operating Company, Ltd. and Duke Field Services L.P. dated November 1, 2003.
10.20*	Gas Purchase Contract by and between W. O. Operating Company Limited, as Seller, and One OK Texas Field Services LP, as Buyer, dated January 1, 2005.
23.1*	Consent of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineering.
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CANO PETROLEUM, INC.

Dated:February 14, 2006	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Dated:February 14, 2006	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Chief Financial Officer and
Principal Accounting Officer