Form 10KSB
period 2006-06-30
CANO PETROLEUM, INC
filed 2006-09-25
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER

CANO PETROLEUM, INC.

(Name of small business issuer in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Burnett Plaza,	76102
801 Cherry Street, Suite 3200, Fort Worth, TX	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone Number: (817) 698-0900

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.0001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.  $18,407,786

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of September 15, 2006 was $98,976,000.  (All directors, executive officers and known beneficial owners of at least 10% of the common stock have been assumed to be affiliates).

As of September 15, 2006, the issuer had 33,561,405 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I

Item 1.          Description of Business.

Introduction

We are a growing independent oil and natural gas company that intends to actively pursue enhanced oil recovery techniques to increase production and reserves at our existing properties and future acquisitions.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.  We use waterflooding and enhanced oil recovery (“EOR”) technology, such as surfactant-polymer technology.

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

Davenport Merger

On May 28, 2004, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Davenport Acquisition Corp., an Oklahoma corporation; Davenport Field Unit, Inc. (“DFU”), a Texas corporation; the shareholders of Davenport Field Unit; Cano Energy Corporation, a Texas corporation; and Big Sky Management Ltd., our principal stockholder.  Our Chairman and CEO, S. Jeffrey Johnson, is a principal shareholder in Cano Energy Corporation, which has changed its name to THEprivate Energy Company, Inc.

The Davenport Field Unit’s sole asset consisted of 100% working interest in certain crude oil, natural gas and mineral leasehold estates and personal property related to such leasehold estates located in Lincoln County, Oklahoma covering approximately 2,178 acres.  Under the terms of the merger, we issued 5,165,000 shares of our common stock to the former shareholders of the Davenport Field Unit and paid $1,650,000 to fund developmental costs associated with the Davenport Field Unit and assumed debt.  Pursuant to the terms of the merger, we changed our name to Cano Petroleum, Inc. on June 3, 2004.

The 5,165,000 shares issued to the Davenport Field Unit shareholders were placed in escrow, a portion of which has been released due to certain employment goals being reached and a portion may be released from escrow pursuant to certain performance goals.  Refer to “Item 11Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” for additional discussion.

Current production is 50 barrels of oil equivalent (“BOE”) per day of crude oil and natural gas.  Based on an independent engineer’s most recent estimate, current proved reserves are 1,587,000 BOE, of which 423,000 BOE are proved producing reserves.

Acquisitions Subsequent to the Davenport Merger

The Ladder Companies

On July 2, 2004, we acquired all of the outstanding common stock of Ladder Companies, Inc. (d/b/a Ladder Energy Company), a Delaware corporation, and Tri-Flow, Inc., an Oklahoma corporation, in consideration for approximately $2.2 million, after purchase price adjustments.  Ladder Companies is engaged in oil and natural gas exploration and production.  There is no significant business transacted through Tri-Flow.  The assets include ownership interests in 61 wells, including 51 that are located primarily in one field of approximately 4,500 acres in Grant County, Oklahoma.  Current net production from these wells is approximately 120 BOE per day and, based on an independent engineer’s most recent estimate, proved producing reserves are 602,000 BOE.

The Nowata Properties

On September 14, 2004, we acquired certain crude oil, natural gas and mineral assets from Nowata Oil Properties LLC for $2.6 million. The purchased assets consist of Nowata Oil Properties’ right, title and interest in and to specified crude oil, natural gas and mineral leasehold estates, including but not limited to non-producing property, mineral rights, subsurface rights, wells and well equipment, inventory and supplies, storage facilities, contract rights, easements and rights-of-way, permits and records belonging to, used or obtained in connection with the leasehold estates.  The Nowata Properties include more than 220 producing wells.  The wells produce from the Bartlesville Sandstone in the Nowata Field on 2,601 acres of land in Nowata County, Oklahoma. Current net production is approximately 200 BOE per day and, based on an independent engineer’s most recent estimate, proved producing reserves are 1,305,000 BOE.

Square One

On March 29, 2005, we acquired Square One Energy, Inc (“Square One”).  The value of the consideration we paid for Square One was $7.6 million, consisting of $4 million in cash and 888,888 shares of our common stock, which was valued at $3.96 per share.

Square One was incorporated under the laws of the State of Texas in October 2001.  Square One’s assets include a 100% working interest in 10,300 acres of mature oil fields in north central Texas known as the Desdemona Field.  Other assets include a natural gas processing plant, production equipment, a field office and an office building.  Square One operates the 10,300 acre Desdemona and Hogtown Moore Units in Erath, Eastland and Comanche Counties.

Current production is 30 BOE per day of natural gas liquids and crude oil.  Original oil in place is estimated at 92 million BOE.  Based on an independent engineer’s most recent estimate, current proved reserves are 625,000 BOE, of which 234,000 BOE are proved producing reserves.

W.O. Energy

On November 29, 2005, we acquired all of the outstanding common stock of W.O. Energy of Nevada, Inc. (“WO Energy”) for approximately $57.5 million, after purchase price adjustments. The purchase price consisted of approximately $48.4 million in cash (net of cash acquired) and approximately $8.24 million in restricted shares of our common stock.  The approximate $8.24 million of common stock resulted in the issuance of 1,791,320 shares to the sellers based on the average of the closing price of the common stock on AMEX for the three trading days immediately prior to November 29, 2005, which was $4.60 per share.  On May 12, 2006, but effective as of November 29, 2005, we amended the Registration Rights Agreements with the two sellers of WO Energy in order to remove their right to require Cano to purchase the 1,791,320 shares if such shares were not registered with the SEC by November 29, 2006. The amended Registration Rights Agreements provide that Cano will include the 1,791,320 in the next registration statement filed by Cano. On May 12, 2006, Cano and WO Energy entered into an amendment to the Stock Purchase Agreement with the two sellers of WO Energy which provides that subject to the limitation on selling only up to 15% of their Purchase Shares in any 90 day period, the prior owners may sell the 1,791,321 shares at any time the shares are registered for resale or are exempt from registration.  The oil and natural gas properties owned and operated by WO Energy are located in the Texas Panhandle Field.  Current production of crude oil and natural gas is approximately 800 BOE per day.  Based on an independent engineer’s most recent estimate, current proved reserves are 33,358,000 BOE, of which 4,673,000 BOE are proved producing reserves.

Pantwist

On April 28, 2006, Pantwist, LLC (“Pantwist”), our wholly-owned subsidiary, acquired certain crude oil and natural gas properties in the Texas Panhandle Field for approximately $23.4 million, after purchase price adjustments.  Current production of crude oil and natural gas is approximately 400 BOE per day.  Based on an independent engineer’s most recent estimate, current proved reserves are 7,060,000 BOE, of which 2,113,000 BOE are proved producing reserves.

Growth Strategy

Acquisitions, Waterflooding and Enhanced Oil Recovery

During our first two years of operations, our primary focus was to achieve growth through acquiring existing, mature oil and natural gas fields.  We believe the portfolio of oil and natural gas properties that we have acquired thus far provide ample opportunities to apply waterflooding and EOR technology.  The potential of these assets is shown in the “Proved Reserves” table included in Item 6 Management’s Discussion and Analysis or Plan of Operation.  During the next twelve months, our emphasis is to achieve growth by developing our existing oil and natural gas properties through development activities such as waterflooding and EOR technology.  These development activities are more clearly defined later in Item 6 Management’s Discussion and Analysis or Plan of Operation under “Capital Spending Plan for Fiscal Year 2007.”

We believe significant acquisition opportunities will continue to exist primarily because the major energy companies and large independents continue to focus their attention and resources toward the discovery and development of large fields.  During the past several years, the major companies have been divesting themselves of their mature oilfields.  Also, the recent economics of the oil and natural gas market have improved as prices have risen substantially.  These conditions provide ample opportunities for smaller independent companies to acquire and exploit mature U.S. fields.  We expect that there will be increased competition for such properties in the future.

We will continue to selectively target potential acquisition candidates in a disciplined manner, which involves being financially prudent and acquiring assets that meet our engineering/operational standards.  By adhering to our disciplined approach, we expect to continue to find attractive economic acquisition and development opportunities.

Internal and External Expertise

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

Competition

We are a small independent oil and natural gas production company that represents less than 1% of the oil and natural gas industry. We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, and obtaining goods, services and labor.  Many of our competitors have substantially greater financial and other resources.  Factors that affect our ability to acquire producing properties include available funds, available information about the property and our standards established for minimum projected return on investment.  Since we are focusing on acquiring mature fields possessing large underdeveloped reserves and have experience and expertise in exploiting these reserves, we believe that we can effectively compete in the market.

Customers

We sell our crude oil and natural gas production to several independent purchasers.  During the twelve months ended June 30, 2006, we had sales of 10% or more of our total revenues to five customers representing 29%, 25%, 12%, 12% and 10% of total operating revenue, respectively.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible.  All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

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

Transportation and Sale of Natural Gas

Even though we are predominately focused on crude oil production, our natural gas sales were approximately 37% of our total sales during the past twelve months.  The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal wellhead price controls on all domestic natural gas were terminated on January 1, 1993 and none of our natural gas sales prices are currently subject to FERC regulation. We cannot predict the impact of future government regulation on any natural gas operations.

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

 At June 30, 2006, our insurance policies provided for $1,000,000 general liability coverage for bodily injury and property damage including pollution, underground resources, blow out and cratering.  In addition, we had $100,000 coverage for our contractual obligations to our service contractors using their equipment downhole.  We had a “hired and non-owned” commercial automobile liability limit of $1,000,000.  We also had $5,000,000 umbrella coverage in excess of the general liability, including pollution and automobile liability.  There was a $1,000,000 policy for control of well, redrill, and pollution.  Since June 30, 2006, we have increased our coverage such that we now have $250,000 coverage for our contractual obligations to service contractors using their equipment downhole and a $25,000,000 umbrella coverage in excess of the general liability, including pollution and automobile liability.  Our other coverage remains as it was on June 30, 2006.

Effective July 1, 2006, our umbrella coverage in excess of the general liability increased to $25,000,000.  The other liability limits and coverages mentioned above did not change.

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

Federal, State or Native American Leases

Our operations on federal, state or Native American oil and natural gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

Employees

As of September 15, 2006, we had 95 employees, all of whom are full-time employees.  None of our employees are represented by a union.  We have never experienced an interruption in operations from any kind of labor dispute, and we consider the working relationships among the members of our staff to be excellent.

Item 2.          Description of Property

Principal Executive Offices

Our principal executive offices are located at The Burnett Plaza, 801 Cherry Street, Suite 3200, Fort Worth, TX 76102. Our principal executive offices consist of 24,303 square feet and are subject to a lease that expires on April 20, 2011.  See Note 12 regarding our lease payments now and in the future.

Oil and Gas Properties

Reserves

Our proved oil and natural gas reserves have been estimated by Forrest A. Garb & Associates, Inc., independent petroleum engineers.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

Based on reserve reports prepared by independent petroleum engineers dated July 1, 2006, we had estimated total proved reserves of 45,385 MBOE, of which 9,350 MBOE were proved producing reserves.  A detail of these reserves is presented in “Item 6 Management’s Discussion and Analysis – Proved Reserves.”  We have not reported our reserves to any federal authority or agency.

Production

For the twelve months ended June 30, 2006, our total net production was approximately 193,000 barrels of oil and 689 MMcf of natural gas. The average prices received for our oil and natural gas sales were $63.38 per barrel and $8.87 per Mcf, respectively.  Our average lifting cost per barrel of equivalent oil was $22.32 per barrel.

For the twelve months ended June 30, 2005, our total net production was approximately 89,000 barrels of oil and 180 MMcf of natural gas. The average prices received for our oil and natural gas sales were $48.36 per barrel and $6.25 per Mcf, respectively.  Our average lifting cost per barrel of equivalent oil was $22.88 per barrel.

For the twelve months ended June 30, 2004, our total net production was 233 barrels of oil and the average price received was $34 per barrel.  Our average lifting cost per barrel was $193 per barrel.

Productive Wells and Acreage

As of June 30, 2006, we had 1,705 gross productive wells (1,628 net productive wells).  Our oil wells totaled 1,571 gross productive wells (1,511 net productive wells) and our natural gas wells totaled 134 gross productive wells (117 net productive wells).  We had total acreage of 56,288 acres, and all acreage was considered developed acres.

Drilling Activity

During the twelve months ended June 30, 2006, we re-entered and deepened one well at the Desdemona Field. This is the only well drilling activity for that time period.

During the twelve months ended June 30, 2005, we drilled two (gross and net) developmental wells in the Davenport Field and one (gross and net) well in the Nowata Field for testing of surfactant polymer technology. As of June 30, 2004, we did not have any drilling activity.

Present Activities

Currently, we are deepening a well in the Desdemona Field.  We intend to implement the capital expenditures program as detailed in “Item 6 Management’s Discussion and Analysis - Capital Spending Plan for Fiscal Year 2007.”

Delivery Commitments

At June 30, 2006, we had no delivery commitments with our purchasers.

Mortgages

See Note 4 regarding the mortgages that we have granted under the senior credit agreement on all of our oil and natural gas properties.

Item 3.          Legal Proceedings.

On March 23, 2006, the following lawsuit was filed in the 100th Judicial District Court in Carson County, Texas; Cause No. 9840, The Tom L. and Anne Burnett Trust, by Anne Burnett Windfohr, Windi Phillips, Ben Fortson, Jr., George Beggs, III and Ed Hudson, Jr. as Co-Trustees; Anne Burnett Windfohr; and Burnett Ranches, Ltd. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County.

The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages, including, but not limited to, damages for damage to their land and livestock, certain expenses related to fighting the fire and certain remedial expenses. In addition, the plaintiffs seek (i) termination of certain oil and natural gas leases, (ii) reimbursement for their attorney’s fees and (iii) exemplary damages.  The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise.

Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. There are 43 plaintiffs and three interveners that claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County.

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

On April 10, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1920, Joseph Craig Hutchison and Judy Hutchison v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. On May 1, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1923, Chisum Family Partnership, Ltd. v. Cano, W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc.  The plaintiffs in both cases claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County.

The plaintiffs in both cases (i) allege negligence and trespass and (ii) seek undisclosed damages, including, but not limited to, damages to their land and certain remedial expenses. In addition, the plaintiffs in both cases seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.

Due to the inherent risks of litigation and the fact that these cases are in the early stages of discovery, the outcome of these cases is uncertain and unpredictable; however, at this time Cano management believes the suits are without merit and is vigorously defending itself and its subsidiaries.

On July 3, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1928, Rebecca Lee Martinez, et al v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd., and W.O. Energy, Inc.  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages for the wrongful death of two individuals.   Additional heirs and relatives of one of the decedents have intervened in this case.

Due to the inherent risk of litigation and the fact that this case is in the early stages of discovery, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Yolanda Villareal, Individually and on behalf of the Estate of Gerardo Villareal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd., and W.O. Energy, Inc.  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages for the wrongful death of Gerardo Villareal.  Relatives of Roberto Chavira have intervened in the case alleging similar claims regarding the death of Roberto Chavira.

Due to the inherent risk of litigation and the fact that this case is in the early stages of discovery, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On June 20, 2006, the following lawsuit was filed in the United States District Court for the Northern District of Texas, Fort Worth Division, C.A. No. 4-06cv-434-A, Mid-Continent Casualty Company, Plaintiff, vs. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating Company, Ltd. and W.O. Energy, Inc. seeking a declaration that the plaintiff is not responsible for pre-tender defense costs and that the plaintiff has the sole and exclusive right to select defense counsel and to defend, investigate, negotiate and settle the litigation described above and on September 18, 2006, the First Amended Complaint for Declaratory Judgment was filed with regard to the cases described above.  Neither Cano nor any of its subsidiaries has been served with this lawsuit.  In the First Amended Complaint, the plaintiff seeks a declaratory judgment that includes requests for the following declarations: (i) the plaintiff is not obligated to pay for the defendant’s personal counsel from the date the plaintiff offered an unqualified defense and retained independent counsel to represent the defendants; (ii) the plaintiff retains the sole and exclusive right to select and retain lead counsel at plaintiff’s expense and to defend, investigate, negotiate and settle the litigation; (iii) the plaintiff is entitled to reimbursement for all attorney’s fees and expenses paid to Cano, or that the amounts previously paid to Cano are in satisfaction of any obligation owing Cano, or that any obligation to pay Cano’s counsel is only owed as reasonably and necessarily incurred by Cano; and (iv) the plaintiff is entitled to recovery of its reasonable attorney’s fees and costs incurred in connection with the lawsuit.

As of September 22, 2006, we have received from the plaintiff reimbursements of approximately $506,000.  The plaintiff may attempt to recover such reimbursements from us.  We do not believe that it is probable that we will be required to repay such amounts.  If and when the defendants are served with this lawsuit, Cano will vigorously defend itself and its subsidiaries.

Occasionally, we are involved in other various lawsuits and certain governmental proceedings arising in the ordinary course of business. Our management does not believe that the ultimate resolution of any current matters that are not set forth above, including due to the existence of insurance coverage, indemnification and escrow accounts, will have a material effect on our financial position or results of operations.  None of our directors, officers or affiliates, owners of record or beneficially of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.          Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                                   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

On May 5, 2005, our common stock began trading on the American Stock Exchange under the symbol “CFW.”  Previously, we were trading our common stock on the Over-The-Counter (“OTC”) Bulletin Board under the symbol “CAOP.”  For those periods in which our common stock has been traded on the American Stock Exchange, the following table sets forth the high and low sales prices per share of common stock.  For those periods in which our common stock was traded on the OTC Bulletin Board, the quotations reflect the high and low bid information inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

	Fiscal 2006		Fiscal 2005
Fiscal Quarter	High	Low	High	Low
First Quarter Ended September 30	$5.90	$3.51	$4.25	$3.80
Second Quarter Ended December 31	$8.40	$4.14	$5.05	$3.87
Third Quarter Ended March 31	$10.65	$6.43	$4.64	$3.90
Fourth Quarter Ended June 30	$8.66	$4.09	$6.40	$4.02

Holders

As of September 13, 2006, our shares of common stock were held by approximately 220 stockholders of record.  In many instances, a record stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.  We estimate that, as of September 8, 2006, there were approximately 6,400 beneficial holders who own our common stock in street name.

Dividends

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth.  Our Senior Credit Agreement, as discussed in Note 4, does not permit us to pay dividends on our common stock.  In addition, the terms of our Series D Convertible Preferred Stock, as mentioned in Note 13, do not permit us to pay dividends on our common stock without the approval of the holders of a majority of the Series D Convertible Preferred Stock.

Recent Sales of Unregistered Securities

For the year ended June 30, 2006, there were no unregistered sales of equity securities that have not been reported previously on a Current Report on Form 8-K.

Item 6.          Management’s Discussion and Analysis.

Forward-Looking Statements

The information in this report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, the volatility in prices for crude oil and natural gas, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques.

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

Plan of Operation

Overall Strategy

We are a growing independent oil and natural gas company that intends to actively pursue enhanced oil recovery techniques to increase production and reserves at our existing properties acquired in the future.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.  We use waterflooding and EOR technology, such as surfactant-polymer technology.

During our first two years of operations, our primary focus was to achieve growth through acquiring existing, mature oil and natural gas fields.  We believe the portfolio of oil and natural gas properties that we have acquired thus far provide ample opportunities to apply waterflooding and EOR technology.  The potential of these assets is shown in the “Proved Reserves” table included in this section.  During the next twelve months, our emphasis is to achieve growth by developing our existing oil and natural gas properties through development activities such as waterflooding and EOR technology.  These development activities are more clearly defined later in this section under “Capital Spending Plan for Fiscal Year 2007.”

We believe significant acquisition opportunities will continue to exist primarily because the major energy companies and large independents continue to focus their attention and resources toward the discovery and development of large fields.  During the past several years, the major companies have been divesting themselves of their mature oilfields.  Also, the recent economics of the crude oil and natural gas market have improved as prices have risen substantially.  These conditions provide ample opportunities for smaller independent companies to acquire and exploit mature U.S. fields.  We expect that there will be increased competition for such properties in the future.

We will continue to selectively target potential acquisition candidates in a disciplined manner, which involves being financially prudent and acquiring assets that meet our engineering/operational standards.  By adhering to our disciplined approach, we expect to continue to find attractive economic acquisition and development opportunities.

Our competitive advantage is our in-house expertise and relatively low internal overhead.  We employ independent engineers and geologists to aid in evaluating the economic merits of drilling plans and potential acquisitions.  We believe that the incremental cost of hiring independent engineering firms justifies the expense because they provide a check and balance on our acquisition and development plans.  Further, employing third party experts on a case-by-case basis enables us to better manage our operating expenses and adhere to our commitment to keep fixed costs low.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2006, we generated a loss applicable to common stock of $1.8 million.  We had cash used in operating activities of $6,083,774, which includes payments for derivative assets (i.e. hedge contracts) totaling $6,128,402.  At June 30, 2006, we had working capital of $2,164,527, which includes the derivative assets (i.e. hedge contracts) of $1,176,959 and we had unused borrowing capacity of $1.25 million.

As discussed in Note 13, on September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The convertible preferred stock is convertible to common stock at a price of $5.75 per share and the common stock is subject to 25% warrant coverage at an exercise price of $4.79 per share.  Gross proceeds from the transactions were $80.9 million, of which $49.1 million was preferred stock and common stock was $31.8 million.

Cash proceeds from the financing have been used to repay $68.75 million in long-term debt outstanding at June 30, 2006 as discussed in Note 4, and will be used to provide working capital and for general corporate purposes, including the funding of Cano’s fiscal 2007 capital budget.

The interest rates of the senior and subordinated debt were 8.49% and 12.74% at June 30, 2006, respectively.  Due to repaying the $15 million outstanding balance on the subordinated debt, this debt facility has been permanently retired.  The Senior Credit Agreement, as discussed in Note 4, with an unused borrowing base of $55 million after the pay down, is our only remaining source of debt.

For our fiscal year ended June 30, 2006, our operating results included seven months of WO Energy and two months of the Pantwist properties.  We believe the $80.9 million financing discussed in Note 13; the available borrowing capacity under the Senior Credit Agreement ($55 million at September 15, 2006); and having a full twelve months of operating results from WO Energy and Pantwist for fiscal year 2007 should sufficiently fund our planned capital expenditures and working capital needs through June 30, 2007.   Our capital expenditures are further discussed later in the section titled “Capital Spending Plan for Fiscal Year 2007.” However, no assurance may be given that we will be successful in improving our operating results or the eventual success of our field developmental activities during the next twelve months.

Financing and Investing Activities During Fiscal Year 2006

During the twelve months ended June 30, 2006, our financings consisted of the following:

•                  We received net proceeds of $18.3 million from the issuance of 4,703,864 shares of common stock at a per share price equal to $4.14 during September 2005 (Note 6).

•                  On November 29, 2005, we issued 1,791,320 common shares as part of the WO Energy acquisition, which was valued at $4.60 per share (Note 3).

•                  On November 29, 2005, we entered into a $100 million senior credit agreement with the lenders led by Union Bank of California, N.A., as administrative agent and as issuing lender. The borrowing base is $55 million based on our proved reserves. At June 30, 2006, we had outstanding borrowings of $53.75 million, which have now been repaid (Notes 4 and 13).

•                  On November 29, 2005, we entered into a $15 million subordinated credit agreement with the lenders led by Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio, as administrative agent. At June 30, 2006, we had outstanding borrowings of $15 million, which have now been repaid (Notes 4 and 13).

The proceeds from these issuances of common stock and long-term debt were used to fund the following acquisitions and development activities during the twelve months ended June 30, 2006:

•                  Acquisition of the WO Energy for $57.5 million (Note 3).

•                  Acquisition of Pantwist properties for $23.4 million (Note 3).

•                  Purchase of an additional 10.5% revenue interest in the Davenport field for $0.7 million (Note 7).

•                  Capital expenditures of $5.7 million, consisting primarily of surfactant-polymer developmental activities, returning non-producing wells to production and implementing environmental safeguards to our existing fields.

As of June 30, 2006, our common stock was the only class of stock outstanding.  As discussed in Note 13, on September 6, 2006, we completed equity issuances of the Series D Convertible Preferred Stock and common stock.

Proved Reserves

Based on reserve reports prepared by Forrest A. Garb & Associates, Inc., independent petroleum engineers dated July 1, 2006, our total reserves are summarized as follows:

		Rich				Panhandle
	Nowata	Valley	Davenport	Desdemona	Corsicana	(WO Energy)	Pantwist	Total
Proved
Oil - Mbbls	1,266	226	1,561	625	848	24,550	4,792	33,868
Gas - Mmcf	232	2,260	157	—	—	52,845	13,608	69,102
Proved Barrels of Equivalent Oil (“MBOE”)	1,305	602	1,587	625	848	33,358	7,060	45,385
Proved Producing	1,305	602	423	234	—	4,673	2,113	9,350

Our proved reserves equate to 45,385 MBOE of proved reserves, consisting of (21%) or 9,350 MBOE of proved producing reserves, 1,555 MBOE (3%) of proved non-producing reserves and 34,480 MBOE (76%) of proved undeveloped reserves.

Regarding our proved undeveloped reserves, approximately eighty-three percent (83%), or 28,685 MBOE, are attributable to a Panhandle Field waterflood implementation. Approximately three percent (3%), or 848 MBOE, are attributable to a surfactant-polymer application in the Corsicana Field and fourteen percent (14%), or 4,947 MBOE, are attributable to waterflood implementation for the Pantwist properties. The waterflood implementations for the Panhandle Field and the Pantwist properties, and the waterflood and surfactant-polymer application to the Corsicana Field involve significant capital investment and an extended period of time from the first investment until actual production occurs. Generally, the surfactant-polymer is regarded as more risky as compared to waterflooding; however, the Corsicana Field has been the subject of a successful polymer pilot and we believe conditions for surfactant polymer-flooding are favorable for this field. Our ability to recover and successfully convert proved undeveloped reserves to proved producing reserves is greatly contingent upon our ability in the future to obtain additional financing and/or raise additional capital, and further, greatly contingent upon inherent uncertainties associated with the success of producing crude oil and natural gas from our developmental activities, and volatile crude oil and natural gas prices.

Reserves were estimated using crude oil and natural gas prices and production and development costs in effect on July 1, 2006.  On July 1, 2006, the crude oil and natural gas prices were $73.94 per barrel and $5.83 per MMbtu, respectively.  The values reported may not necessarily reflect the fair market value of the reserves.

Capital Spending Plan for Fiscal Year 2007

Our capital spending plan for the twelve months ended June 30, 2007, excluding potential acquisitions, is projected to be $41 million to implement developmental projects at our existing fields to increase reserves and production as follows:

Panhandle Field.  We intend to implement a pilot waterflood injection operation .  This will involve drilling six new wells, converting 25 existing wells to water injection, securing water rights, and designing new facilities.  We expect to see increased production during the quarter ending June 30, 2007.  If the pilot is proved successful, we intend to expand the waterflood injection operation to the entire field.

Desdemona Field.  We intend to implement a waterflood injection operation to the entire field.  This will involve drilling six new wells, converting existing wells to water injection, securing water rights, and designing new facilities.  We expect to see increased production during the quarter ending June 30, 2007. We also intend to drill ten natural gas wells into the Marble Falls formation, which is above the Barnett Shale.  We are evaluating our options regarding our Barnett Shale mineral rights.

Corsicana Field.  This field has had a proven surfactant-polymer chemical injection pilot.  We intend to re-implement a prior waterflood injection operation to the entire field.  This will involve drilling sixteen new wells, converting existing wells to water injection, securing water rights, and designing new facilities.  We expect to see increased production during the quarter ending March 31, 2007. We intend to implement a surfactant-polymer chemical injection during the quarter ending June 30, 2007.

Nowata Field.  This field is currently being waterflooded.  We intend to implement a surfactant-polymer chemical injection pilot project during the quarter ended December 31, 2006.  We expect to see a production response during the quarter ending December 31, 2007.

Davenport Field.  This field is currently being waterflooded.  We intend to workover and bring existing non-producing wells to production.  We are also evaluating this field for surfactant-polymer injection.  This evaluation, coupled with the knowledge gained from the Corsicana and Nowata fields, is expected to enhance its value as a surfactant-polymer candidate.

Based on our current cash resources and other current assets, management believes we have sufficient liquidity to fund operations for the next twelve months.

Results of Operations

Overall

For the twelve months ended June 30, 2006 (“2006 Fiscal Year”), we had a loss applicable to common stock of $1.8 million, which is $1.6 million lower as compared to the $3.4 million loss applicable to common stock incurred for the twelve months ended June 30, 2005 (“2005 Fiscal Year”).

The following table summarizes the differences between the two fiscal years.

	Fiscal Year Ended
	June 30,		Increase
Amounts in $millions	2006	2005	(Decrease)
Results of oil and gas producing operations excluding hedging loss	$8.5	$2.0	$6.5
Less the following items:
General and administrative expenses	7.2	3.0	4.2
Interest expense, net	2.5	—	2.5
Deferred compensation expense	0.6	1.8	(1.2)
Deferred income tax benefit	(3.5)	—	(3.5)
Preferred stock discount	—	0.4	(0.4)
Loss on hedge contracts	3.2	—	3.2
Other	0.3	0.2	0.1
Net loss	$(1.8)	$(3.4)	$1.6

Results of oil and natural gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depletion and depreciation. The $6.5 million increase is attributed to:

•                  Including seven months of operating results from the acquisition of the Panhandle Field (i.e. WO Energy) which contributed $3.1 million to net operating income;

•                  Including two months of operating results from the Pantwist properties which contributed $0.9 million to net operating income;

•                  Including two months of operating results from the Nowata Field which contributed $0.4 million to net operating income; and

•                  Improved operating results from our Davenport, Rich Valley, Desdemona, and Nowata Fields, primarily due to higher crude oil and natural gas prices received and increased sales.

The other factors mentioned in the above table will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the two fiscal years.

	Fiscal Year ended
	June 30,		Increase
	2006	2005	(Decrease)
Operating Revenues	$18,407,786	$5,481,640	$12,926,146
Sales
• Oil (MBbls)	193	89	104
• Gas (MMcf)	689	180	509
• Total (MBOE)	308	119	190
Average Price
• Oil ($/ Bbl)	$63.38	$48.36	$15.02
• Gas ($/ Mcf)	$8.87	$6.25	$2.62

The 2006 Fiscal Year operating revenues of $18.4 million represent an improvement of $12.9 million as compared to the 2005 Fiscal Year of $5.5 million. The $12.9 million improvement is primarily attributable to:

•                  Including seven months of operating revenue from the Panhandle Field ($7.9 million of revenue and 139 MBOE of sales);

•                  Including two months of operating revenue from the Pantwist properties ($1.5 million of revenue and 24 MBOE of sales);

•                  Including an additional two months of operating revenue from the Nowata Field ($0.8 million of revenue and 12 MBOE of sales);

•                  The higher prices received for crude oil and natural gas sales; and

•                  Increased sales of 15 MBOE from the other fields.

The average price we received for crude oil sales is generally at or above market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.  Excluding the effect of the natural gas hedge, the natural gas price we received was $8.09/Mcf.

During March 2006, there were grass fires in the Texas Panhandle area. These fires temporarily shut-in production at the Panhandle Field until flow lines were restored. We estimate the temporary shut-in resulted in approximately $0.3 million reduction in revenues for March and April 2006. By mid-April 2006, the Panhandle Field was producing at 95% of normal operations.

We expect future increases to sales through capital expenditures as previously discussed in “Plan of Operation - Capital Spending Plan for Fiscal Year 2007.”

Operating Expenses

For the 2006 Fiscal Year, our total operating expenses were $18.0 million, or $9.5 million higher than the 2005 Fiscal Year of $8.5 million. The $9.5 million increase is primarily attributed to:

•                  Including seven months of the Panhandle Field operating expenses totaling $4.9 million;

•                  Including two months of the Pantwist properties operating expenses totaling $0.6 million;

•                  Including two additional months of the Nowata Field operating expenses totaling $0.4 million;

•                  Higher general & administrative expenses of $4.2 million; and

•                  Higher other operating expenses of $0.6 million.

The above increases were partially offset by lower deferred compensation expense of $1.2 million.

Our lease operating expenses (“LOE”) consists of the costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities.  For the 2006 Fiscal Year, the LOE per BOE was $22.32 per BOE, which is slightly lower than the $22.88 we incurred during 2005 Fiscal Year. We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle. Since our acquisitions are mature fields, our initial focus is to evaluate the existing operations and make the necessary operational improvements to improve operating efficiency. Based on management’s past experience, it generally requires up to twelve months to fully analyze the acquired field and spend the necessary funds to improve the field operations to meet our operational standards.  We expect these expenditures should lead to increased operational efficiency and reduced operating expenses in future periods.

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the 2006 Fiscal Year, our G&A expenses totaled $7.2 million, which is $4.2 million higher than the 2005 Fiscal Year of $3.0 million. The primary contributors to the $4.2 million increase were:

•                  Increased labor and staffing costs of $1.8 million;

•                  Higher legal fees of $1.1 million to comply with regulatory requirements and for litigation;

•                  Expenses associated with the Sabine joint venture of $0.4 million, as discussed in Note 7;

•                  Expenses of $0.3 million to maintain the WO Energy offices; and

•                  Other items totaling $0.6 million due to higher travel costs, board of director compensation, higher accounting fees and increased insurance costs.

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

Our payroll and payroll-related costs comprise $3.0 million, or 42% of our total G&A expenses.  We expect these costs to continue to increase because the recent growth in the petroleum industry has increased competition for labor resources.

Loss on Hedging Contracts

As discussed in Note 5, we paid $6.1 million to enter into financial contracts to set price floors for crude oil and natural gas through April 2009. In accordance with SFAS 133, we recorded a Loss on Hedging Contracts of $3.2 million to reflect the fair value of the derivative instruments as of June 30, 2006. By their nature, these derivative instruments can be highly volatile to our earnings. A five percent change in these prices for our derivative instruments can impact earnings by approximately $144,000. We did not have hedging contracts during the 2005 Fiscal Year.

Also, during the 2006 Fiscal Year, as discussed in Note 5, there were settlements under our derivative agreements due to Cano amounting to $540,871. The settlements were cumulative monthly payments due to Cano since the NYMEX natural gas price was lower than the $8.50 and $7.60 “floor natural gas price.” Such payments are included in crude oil and natural gas sales on our consolidated statement of operations for the year ended June 30, 2006.

As discussed in Note 4, the Senior Credit Agreement requires that we implement financial hedge contracts to cover no less than 50% and no more than 80% of the production volumes attributable to our proved, developed and producing proven reserves.  We are required to maintain three year hedges, and to update our hedges semi-annually.  We intend to enter into financial contracts to set price floors for our crude oil and natural gas production.

Interest Expense

The interest expense of $2.6 million that we incurred in the 2006 Fiscal Year resulted directly from senior and subordinated credit agreements we entered into on November 29, 2005, as discussed in Note 4. We did not have credit agreements during the 2005 Fiscal Year.

As discussed under Liquidity and Capital Resources and Note 13, on September 6, 2006, we completed a private placement of preferred stock, common stock and warrants totaling gross proceeds of $80.9 million.  The preferred dividend rate is 7.875%.  These proceeds have been used to repay long-term debt of $68.75 million as of June 30, 2006, and the remainder will be used to provide working capital and for general corporate purposes, including the funding of our fiscal 2007 capital budget.  Our outstanding subordinated debt totaling $15 million, with an interest rate of 12.74%, has been permanently retired.  We intend to borrow against the Senior Credit Agreement, with an available borrowing base of $55 million, as needed to fund capital spending and working capital needs.

Deferred Income Tax Benefit

As the result of the recognition of the deferred tax liabilities assumed in the acquisitions of WO Energy and Square One, as discussed in Notes 3 and 11, to the financial statements, we have recorded a net deferred tax liability. This allows us to recognize deferred tax benefits from generation of net operating losses because a valuation allowance against such items is not required. We review our deferred tax assets at least quarterly and record a valuation allowance against those assets when we conclude that it is more likely than not that those assets will expire without being utilized. For the 2006 Fiscal Year, we recorded a deferred income tax benefit of $3,498,000.  This benefit amounts to an effective tax rate of approximately 65%, due to recording the effect of a change in enacted rates in the State of Texas in May 2006, amounting to $1,840,000. See Note 11 for more information.

Preferred Stock Discount

The reduced preferred stock discount amounting to $0.4 million occurred during the 2005 Fiscal Year and was attributable to certain issuances of preferred stock during that period. Since we did not issue preferred stock during the 2006 Fiscal Year, there is no preferred stock discount for the 2006 Fiscal Year.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at June 30, 2006 for the periods shown:

	Total	Less than One Year	One To Three Years	Three to Five Years	More Than Five Years

Long-term debt (1)	$68,750	$0	$68,750	$0		$0

Operating lease obligations	$1,648	$157	$756	$735		$0

Total contractual obligations	$70,398	$157	$69,506	$735	$

(1) As discussed in Note 13, the long-term debt was fully repaid with equity financing in September 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Significant Accounting Policies

Consolidation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiaries.  Intercompany accounts and transactions are eliminated.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates.  Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and gas properties are recorded.  It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Oil and Gas Properties and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells.  All developmental costs are capitalized.  We are predominately engaged in the acquisition and development of proved reserves as opposed to exploration activities.  The property costs reflected in the accompanying balance sheet were acquired in the merger and subsequent acquisitions, as discussed in Notes 2 and 3.  Cano had capitalized costs for its oil and natural gas properties of $133,176,618 at June 30, 2006.

Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and natural gas reserves.  Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal Of Long-Lived Assets, if impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.  We had no significant unproved properties at June 30, 2006.  No impairment was necessary at June 30, 2006.

Asset Retirement Obligation

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized upon acquiring or drilling a well.  Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the balance sheet.  Periodic accretion of the discount of the estimated liability is recorded as an expense in the statement of operations.

Goodwill

The amount paid for the transaction described in Notes 2 and 11 in excess of the fair value of the net assets acquired has been recorded as “Goodwill” in the Consolidated Balance Sheet.  Goodwill is not amortized, but is assessed for impairment annually or whenever conditions would indicate impairment may exist.  There were no impairments recorded in either of the fiscal years ended June 30, 2005 and 2006.

Accounts Receivable

Accounts receivable principally consists of oil and natural gas sales proceeds receivable, typically due within 35 days of oil and natural gas production, respectively. We require no collateral for such receivables, nor do we charge interest on past due balances. We periodically review receivables for collectibility and reduce the carrying amount of the receivables by an allowance. No such allowance was indicated at June 30, 2005 or 2006. As of June 30, 2006, our accounts receivable were primarily held by several independent purchasers of our crude oil and natural gas production. At June 30, 2006, we had balances due from four customers which were greater than 10% of our accounts receivable related to oil and natural gas production.  These four customers had 29%, 24%, 14% and 12% of accounts receivable related to oil and natural gas production, respectively.

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

As of June 30, 2005 and 2006, we sold our crude oil and natural gas production to several independent purchasers. During the twelve months ended June 30, 2005, we had sales to primarily three customers which represented 58%, 21% and 19% of total operating revenue, respectively.  During the twelve months ended June 30, 2006, we had sales of 10% or more of our total revenues to five customers representing 29%, 25%, 12%, 12% and 10% of total operating revenue, respectively.

Income Taxes

We began our oil and natural gas operations on May 28, 2004.  Since, for the twelve month period ended June 30, 2005, we had incurred a net loss and had not yet generated book or tax income, our consolidated statement of operations through June 30, 2005 did not reflect a provision for income taxes.

We began to record income taxes in the quarter ended December 31, 2005 as a result of the acquisition of WO Energy.  This is more fully discussed in Note 11.

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

Stock Compensation Expense

We account for share-based payments for services provided by employee to employer in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.  SFAS 123 requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date.

Derivative Hedging Contracts

We are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas. The objective of the hedging contracts is to reduce our exposure to commodity price risk associated with expected oil and natural gas production.  We have purchased hedging contracts that set “price floors” for our crude oil and natural gas production.

We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial hedging contracts. We anticipate, however, that our counterparty, Union Bank of California, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparties.

We have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used.  We intend to adopt this SFAS 123(R) beginning July 1, 2006.  Since we currently expense stock options granted to employees in accordance with SFAS 123, management does not believe that the adoption of SFAS No. 123(R) will materially impact our operating results, financial position, or our future cash flows.

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.

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

Item 8.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, chief financial officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer, chief financial officer and principal accounting officer concluded that our disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer, chief financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. This specifically pertained to matters related to accounting for income taxes discussed below.

We did not maintain effective controls over the preparation and review of deferred tax liabilities and the related deferred income tax benefit. Specifically, this pertained to apportioning taxes between states to correctly account for the effect of changes to the state of Texas tax laws in May 2006, as discussed in Note 11. This control deficiency could result in a misstatement of deferred tax liabilities and the related deferred income tax benefit. Internal contols have been strengthened through increased review and communication between Cano and the third-party tax preparer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

However, given the subsequent identification of the above control deficiency relating to accounting for income taxes, we have increased the review and communication between us and our third party tax preparer.

Item 8B.       Other Information.

None.

PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the current members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
S. Jeffrey Johnson	41	Chief Executive Officer and Chairman of the Board of Directors
Morris B. “Sam” Smith	62	Senior Vice President and Chief Financial Officer
John Lacik	55	Senior Vice President of Operations
James K. Teringo, Jr.	50	Senior Vice President, General Counsel and Corporate Secretary
Michael J. Ricketts	48	Vice President and Principal Accounting Officer
Donnie D. Dent	72	Director
Gerald W. Haddock	58	Director
Randall Boyd	48	Director
Dr. Jim Underwood	64	Director
Patrick W. Tolbert	60	Director
Dennis McCuistion	64	Director

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

Morris B. “Sam” Smith, Senior Vice President and Chief Financial Officer.  Mr. Smith was appointed a Director and Chairman of our Audit Committee on March 22, 2005 and served in such capacities until May 31, 2006.  On June 1, 2006, he began service as our Senior Vice President and Chief Financial Officer.  From July 2004 until May 2006, he was a management consultant for Ulterra Drilling Technologies (formerly RBI International, Ltd).  In addition, from May 2005 to August 2005, he served as the chief financial officer at Ulterra Drilling Technologies. and currently serves on its board of directors.  From October 2004 to January 2005, he was the Interim Chief Financial Officer of Stroud Oil Properties and was a consultant from January 2004 to June 2004.  From August 1, 2000 through December 31, 2003, Mr. Smith was Executive Vice President, Chief Financial Officer and Treasurer of Encore Acquisition Company where he was also Corporate Secretary from December 2002 to December 2003.  From July 1996 to July 2000, Mr. Smith held the positions of Vice President of Finance and Chief Financial Officer of Union Pacific Resources.

John Lacik, Senior Vice President of Operations.  On June 1, 2006, Mr. Lacik was appointed our Senior Vice President of Operations.  From January 2005 to January 2006, he was our Production Superintendent and from January 2006 to May 31, 2006, he was our Vice President of Oil and Gas Operations.  From November 1999 to December 2004, he was an Oil and Gas Drilling and Production, and Environmental Consultant for B&L Consulting.  From October 1996 to October 1999, he was the Environmental Specialties Division Operations Manager for TETRA Technologies, Inc.

James K. Teringo, Jr., Senior Vice President, General Counsel and Corporate Secretary.  Mr. Teringo was appointed to the positions of Vice President, General Counsel and Corporate Secretary on August 3, 2005.  On June 1, 2006, his was title was changed to Senior Vice President, General Counsel and Corporate Secretary.  From June 1999 until December 2003, Mr. Teringo was Assistant General Counsel for Panda Energy International, Inc.

Michael J. Ricketts, Vice President and Principal Accounting Officer.  Mr. Ricketts was appointed Chief Financial Officer and Principal Accounting Officer on May 28, 2004 and remained in such positions until June 1, 2006.  He remains the Principal Accounting Officer.  Mr. Ricketts served as a member of our Board of Directors from June 25, 2004 until April 6, 2005.  Mr. Ricketts is a Certified Public Accountant. Prior to joining Cano, Mr. Ricketts was employed by TNP Enterprises, Inc. and its subsidiaries, Texas-New Mexico Power Company and First Choice Power for 15 years.  He served as Director, Treasury from 2003 to 2004.  He served as Director, Business Development from 2002 – 2003.  He was the Controller and Assistant Controller from 1998- 2002.

Donnie D. Dent, Director.  Mr. Dent was appointed to our Board of Directors on June 25, 2004.  Prior to 1998, Mr. Dent was employed with various oil and natural gas companies.  From 1995 to 1998, Mr. Dent served as President and CEO of RUSA Oil, Ltd., a company jointly formed by Dresser Industries and Petro-Hunt Corporation and engaged in the exploration and development of two large oil fields in Siberia.  From 1991 to 1998 Mr. Dent served as a General Director of Khantymansiysknnefthunt, a Russo-American oil and natural gas joint venture. Prior to 1991 he was President of Box Energy Corporation and Executive Vice President at OKC Limited Partnership. Mr. Dent has also served as General Counsel at Mesa Petroleum Corporation and as a staff attorney for Gulf Oil Corporation.

Gerald W. Haddock, Director. Mr. Haddock was appointed to our Board of Directors on December 10, 2004.  Mr. Haddock founded Haddock Enterprises, LLC, an entrepreneurial development company concentrating in oil and natural gas and real estate, located in Fort Worth, Texas, in 1999 and has served as its President since that time.  He formerly served as President and CEO of Crescent Real Estate Equities from 1996-1999.  Mr. Haddock is currently a Director and Audit Committee Chairman of ENSCO International, Inc., a leading global offshore oil and natural gas drilling service company listed on the NYSE.  Mr. Haddock has been a member of the governing board of Sabine Production Operating, LLC since its organization in May 2005.  Mr. Haddock also joined the Board of Directors of Meritage Homes Corporation in early 2005, named “Fastest Growing Public Homebuilder—2003” by Builder magazine.  Mr. Haddock also serves for Baylor University on the Baylor Foundation Board of Directors and serves on the Dean’s Strategic Council for the Graduate Tax Program at New York University.

Randall Boyd, Director.  Mr. Boyd was appointed to our Board of Directors on October 25, 2004. Mr. Boyd began his career with IBM in 1979 and served in various capacities, including sales, market forecasting/pricing and industry strategy.  He joined Sky Chefs in 1989 and left the company in 2003.  In 2001, he was appointed CEO of the Americas Regions, member of the Global Executive Board and Global Executive Vice President of Marketing and Sales of Sky Chefs.  Since 2004, he has been Executive Producer of the television production “Honey Hole” and has been president of R.C. Boyd Enterprises, LLC, the owner of the television production.

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

Patrick W. Tolbert, Director.  Mr. Tolbert was appointed to our Board of Directors on May 31, 2006.  From 2001 to 2004, Mr. Tolbert held the positions of Executive Vice President and Chief Financial and Administrative Officer for LSG Lufthansa Service Holding, AG (wholly-owned subsidiary of Lufthansa Airlines).  From 1992 to 2001, Mr. Tolbert was the Executive Vice President and Chief Financial and Administrative Officer for Onex Food Services, Inc.

Dennis McCuistion, Director.  Mr. McCuistion was appointed to our Board of Directors on May 31, 2006.  He is a widely-published author, guest speaker and Executive Producer and host of the nationally-syndicated, award-winning PBS program, McCuistion.  Mr. McCuistion has owned his own company during the past 29 years. He currently serves on the board of Affiliated Computer Services, Inc.

Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Board has determined that each member of the Audit Committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

The Audit Committee Charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is (i) to monitor and provide oversight of management’s responsibility for preparing our financial statements and establishing and maintaining an appropriate system of internal controls related to the financial reporting process and (ii) to monitor the performance of our auditors, including the audit scope and auditor independence.

The Audit Committee is presently composed of four persons, including Patrick W. Tolbert, Dr. Jim Underwood, Donnie D. Dent and Dennis McCuistion, each of whom are considered independent under the rules promulgated by the American Stock Exchange and under Rule 10A-3(b)(1)(ii) under the

Exchange Act, and each of whom is “financially sophisticated” as required by the rules of the American Stock Exchange. Mr. Tolbert serves as the Chairman of the Audit Committee. The Board has determined that Mr. Tolbert is an “audit committee financial expert” as defined in Item 401 of Regulation S-B.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our officers, directors and employees. The Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 23, 2004. A copy of the Code of Ethics and Business Conduct may be found at our internet website at www.canopetro.com.  A copy is also available, without charge, to stockholders upon written request to the Secretary at the address of Cano’s principal office.

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

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Donnie D. Dent	1	4	0
Randall Boyd	1	1	0
James K. Teringo, Jr.	1	0	0
Patrick W. Tolbert	1	0	0

Item 10.        Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the past three fiscal years ended June 30.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
	Annual Compensation				Awards				Payouts	All
				Other	Restricted		Securities			Other
				Annual	Stock		Underlying		LTIP	Compensation
Name and		Salary	Bonus	Compensation	Award(s)		Options/		Payouts	($)
Principal Position	Year	($)	($)	($)	($)		SARs (#)		($)	(3)
S. Jeffrey Johnson,	2006	$366,450	$25,000	-0-	-0-		-0-		-0-	$10,200	(3)
CEO and	2005	$250,000	-0-	-0-	-0-		-0-		-0-	$10,200	(3)
Chairman (1)	2004	$31,250	-0-	-0-	$1,836,158	(2)	-0-		-0-	-0-

Morris B. Smith,	2006	$20,000	-0-	-0-	$337,200	(5)	25,000	(6)	-0-	-0-
Senior Vice President	2005	-0-	-0-	-0-	-0-		25,000	(7)	-0-	-0-
and Chief Financial
Officer (4)	2004	-0-	-0-	-0-	-0-		-0-		-0-	-0-

James K. Teringo, Jr.	2006	$157,308	$25,000	-0-	$112,400	(9)	50,000	(10)	-0-	-0-
Senior Vice President	2005	-0-	-0-	-0-	-0-		-0-		-0-	-0-
and General
Counsel (8)	2004	-0-	-0-	-0-	-0-		-0-		-0-	-0-

John Lacik	2006	$121,250	-0-	-0-	$168,600	(12)	-0-		-0-	-0-
Senior Vice President of Production (11)	2005	$36,167	$18,840	-0-	-0-		-0-		-0-	-0-
	2004	-0-	-0-	-0-	-0-		-0-		-0-	-0-

Michael J. Ricketts	2006	$136,525	$25,000	-0-	-0-		-0-		-0-	-0-
Vice President and	2005	$115,000	-0-	-0-	-0-		-0-		-0-	-0-
Principal Accounting Officer (1)	2004	$14,375	-0-	-0-	$209,183	(13)	-0-		-0-	-0-

Thomas D. Cochrane	2006	$179,375	$25,000	-0-	-0-		-0-		-0-	-0-
Executive Vice President – Engineering (14)	2005	$125,000	-0-	-0-	-0-		-0-		-0-	-0-
	2004	$10,416	$35,000	-0-	$206,183	(15)	-0-		-0-	-0-

(1)           Messrs. Johnson and Ricketts were appointed to their executive positions on May 28, 2004.  Mr. Johnson was appointed Chairman on June 25, 2004.

(2)           Pursuant to the Management Stock Pool Agreement dated May 28, 2004, Mr. Johnson was granted 4,080,350 shares that were held in escrow pursuant to the terms of the Management Stock Pool Agreement.  The shares were valued at $0.45 per share, which was the quoted market price on May 28, 2004.  If Mr. Johnson was still employed on May 28, 2005, 2,040,175 shares were to be released on July 1, 2005.  He was still employed on that date and such 2,040,175 shares were released on July 1, 2005.  If certain performance criteria were met on June 30, 2005 or September 30, 2005, up to 1,020,087 shares were to be released.  Such criteria were not met.  If certain performance criteria were met on June 30, 2006, up to all the remaining shares in escrow are to be released.  It has not been determined whether any of the performance criteria for June 30, 2006 has been met.  However, management believes roughly one-half of the performance shares will be released to the executive Davenport shareholders and the remaining one-half will be returned as treasury shares.  This assessment is subject to review, discussion and approval by the Board. Any dividends paid on the stock held in escrow will be paid on the escrowed shares also.  On June 30, 2006, Mr. Johnson had 2,040,175 shares subject to the Management Stock Pool Agreement with a value of $11,567,792 based on a June 30, 2006 closing price of $5.67 per share.

(3)           Pursuant to Mr. Johnson’s employment agreement, he received a vehicle allowance of $10,200 during the fiscal year ended June 30, 2005 and 2006.

(4)           Mr. Smith was appointed as the Senior Vice President and Chief Financial Officer on June 1, 2006.

(5)           On June 1, 2006, Mr. Smith was granted 60,000 shares of restricted common stock.  The shares are valued based on the closing price of $5.62 per share on June 1, 2006.  On June 30, 2006, Mr. Smith had restricted stock with a value of $340,200 based on the closing price of $5.67 per share on June 30, 2006.  The restrictions on transferability will lapse in three equal installments on May 30, 2007, May 30, 2008 and May 30, 2009 if Mr. Smith is still employed on such dates.  Any dividends that are paid on common stock will be paid on the restricted stock also.

(6)           When Mr. Smith was a director of Cano, he received on December 13, 2005, stock options to purchase 25,000 shares of common stock at an exercise price of $6.30 per share.  The options vest on December 13, 2006 if Mr. Smith is still an officer of Cano and terminate on December 13, 2015.

(7)           When Mr. Smith was a director of Cano, he received on April 1, 2005, stock options to purchase 25,000 shares of common stock at an exercise price of $4.13 per share.  The options vested on April 1, 2006 and terminate on April 1, 2015.

(8)           Mr. Teringo was hired on July 11, 2005 and was appointed Vice President and General Counsel on August 3, 2005.

(9)           On June 1, 2006, Mr. Teringo was granted 20,000 shares of restricted common stock.  The shares are valued based on the closing price of $5.62 per share on June 1, 2006.  On June 30, 2006, Mr. Teringo had restricted stock with a value of $113,400 based on the closing price of $5.67 per share on June 30, 2006.  The restrictions on transferability will lapse in on May 30, 2009 if Mr. Teringo is still employed on such date.  Any dividends that are paid on common stock will be paid on the restricted stock also.

(10)         On September 16, 2005, Mr. Teringo received stock options to purchase 50,000 shares of common stock at an exercise price of $3.98 per share.  The options vested on July 11, 2006 and expire on September 16, 2015.

(11)         Mr. Lacik was hired on May 1, 2005 and on June 1, 2006 was appointed Senior Vice President of Operations.

(12)         On June 1, 2006, Mr. Lacik was granted 30,000 shares of restricted common stock.  The shares are valued based on the closing price of $5.62 per share on June 1, 2006.  On June 30, 2006, Mr. Lacik had restricted stock with a value of $170,100 based on the closing price of $5.67 per share on June 30, 2006.  The restrictions on transferability will lapse on May 30, 2009 if Mr. Lacik is still employed on such date.  Any dividends that are paid on common stock will be paid on the restricted stock also.

(13)         Pursuant to the Management Stock Pool Agreement dated May 28, 2004, Mr. Ricketts was granted 464,850 shares that were held in escrow pursuant to the terms of the Management Stock Pool Agreement.  The shares were valued at $0.45 per share, which was the quoted market price at the time of the transaction. If Mr. Ricketts was still employed on May 28, 2005, 232,425 shares were to be released on July 1, 2005.  He was still employed on that date and such 232,425 shares were released on July 1, 2005.  If certain performance criteria were met on June 30, 2005 or September 30, 2005, up to 116,212 shares were to be released.  Such criteria were not met.  If certain performance criteria were met on June 30, 2006, up to all the remaining shares in escrow are to be released.  It has not been determined whether any of the performance criteria for June 30, 2006 has been met.  However, management believes roughly one-half of the performance shares will be released to the executive Davenport shareholders and the remaining one-half will be returned as treasury shares.  This assessment is subject to review, discussion and approval by the Board. Any dividends paid on the stock held in escrow will be paid on the escrowed shares also.  On June 30, 2006, Mr. Ricketts had 232,425 shares subject to the Management Stock Pool Agreement with a value of $1,317,850 based on a June 30, 2006 closing price of $5.67 per share.

(14)         Mr. Cochrane was hired on June 13, 2004 and ended his employment with Cano on June 30, 2006.

(15)         Pursuant to the Management Stock Pool Agreement dated May 28, 2004, Mr. Cochrane was granted 464,850 shares that were held in escrow pursuant to the terms of the Management Stock Pool Agreement.  The shares were valued at $0.45 per share, which was the quoted market price at the time of the transaction.  If Mr. Cochrane was still employed on May 28, 2005, 232,425 shares were to be released on July 1, 2005.  He was still employed on that date and such 232,425 shares were released on July 1, 2005.  If certain performance criteria were met on June 30, 2005 or September 30, 2005, up to 232,425 shares were to be released.  Such criteria were not met.  If certain performance criteria was met on June 30, 2006, up to all the remaining shares in escrow are to be released.  It has not been determined whether any of the performance criteria for June 30, 2006 has been met.  However, management believes roughly one-half of the performance shares will be released to the executive Davenport shareholders and the remaining one-half will be returned as treasury shares.  This assessment is subject to review, discussion and approval by the Board. Any dividends paid on the stock held in escrow will be paid on the escrowed shares also.  On June 30, 2006, Mr. Cochrane had 232,425 shares subject to the Management Stock Pool Agreement with a value of $1,317,850 based on a June 30, 2006 closing price of $5.67 per share.

Option Grants and Exercises

The following table provides information on grants of stock options for the year ended June 30, 2006 to Messrs. Smith and Teringo.  There were no options granted to Messrs. Johnson, Lacik, Ricketts or

Cochrane.

OPTION GRANTS

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in 2006	Exercise or Base Price ($/Share)	Expiration Date
Morris B. “Sam” Smith	25,000	10%	$6.30	12/13/2015
James K. Teringo, Jr.	50,000	19%	$3.98	9/16/2015

(1)   Mr. Smith’s options vest on December 13, 2006 and Mr. Teringo’s options vested on July 11, 2006.

The following table summarizes the number and value of unexercised options, as of June 30, 2006, held by Messrs. Smith and Teringo.  Messrs. Johnson, Lacik, Ricketts and Cochrane did not have any options at June 30, 2006.  Neither Messrs. Smith nor Teringo exercised any options during the year ended June 30, 2006.

AGGREGATED OPTION EXERCISES IN 2006 AND JUNE 30, 2006 OPTION VALUE

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARS at FY End (#) Exercisable /Unexercisable	Value of Unexercised In the Money Options/SARS at FY End ($)(1) Exercisable/Unexercisable

Morris B. “Sam” Smith	—	—	25,000/25,000	$41,500/0
James K. Teringo, Jr.	—	—	0/50,000	0/$84,500

(1)  The closing sales price per share of Cano’s Common Stock on June 30, 2006 was $5.67 as reported by the American Stock Exchange.

Compensation of Directors

Each director receives an annual cash retainer of $25,000 and is paid $1,000 cash for each board meeting and committee meeting attended.  The Audit Committee Chairman receives an additional cash retainer of $5,000.  The Compensation Committee Chairman, the Nominating and Corporate Governance Committee Chairman and the chairman of any other committee or special committee receives an additional cash retainer of $3,000.

Pursuant to the terms of our 2005 Long Term Incentive Plan, on December 13, 2005, each of our outside directors received stock options exercisable into 25,000 shares of our common stock at an exercise price of $6.30 per share.  The stock options vest on December 13, 2006 if the director is still providing services to us on that date.  The options expire on December 13, 2015.

Employment Agreements

S. Jeffrey Johnson.

On January 12, 2006 and effective as of January 1, 2006, we entered into a new employment agreement Mr. Johnson through December 31, 2010 which provides for an annual salary of $445,000 and a bonus to be determined at the discretion of the board of directors of up to Mr. Johnson’s entire annual base salary.  Mr. Johnson shall receive raises of at least 7% per year.

Mr. Johnson’s employment may be terminated by us prior to December 31, 2010 only (i) upon his death, (ii) if, as a result of Mr. Johnson’s incapacity due to physical or mental illness, he shall have been absent from his duties or unable to perform his full duties hereunder for a total of 90 days during any 12 month period, and within 15 days after written notice of termination is given (which may occur before or after the end of such 90 day period), shall not have returned to the performance of his full duties hereunder on a full-time basis, or (iii) for “Cause.”  We shall have “Cause” to terminate Mr. Johnson’s employment hereunder upon (i) the willful and continued failure by Mr. Johnson to substantially perform his duties hereunder (other than any such failure resulting from Mr. Johnson’s incapacity due to physical or mental illness); (ii) the willful engaging by Mr. Johnson in misconduct which is injurious or disparaging to us; or (iii) the conviction of Mr. Johnson of any felony or crime of moral turpitude.  No act, or failure to act, on Mr. Johnson’s part shall be considered “willful” unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of Cano.   If we (i) terminate Mr. Johnson other than due to Mr. Johnson’s physical or mental illness or other than for “Cause;” (ii) assign Mr. Johnson any duties materially inconsistent with his position as Chairman of the Board and Chief Executive Officer of Cano; or (iii) assign Mr. Johnson a title, office or status which is inconsistent with his present title, office or status, other than a promotion, we shall pay Mr. Johnson the greater of (a) his annual base salary for the remainder of the term of the employment agreement; or (b) six months of his annual base salary.

If  within twelve months after a “Change in Control,” we terminate Mr. Johnson’s employment for any reason or Mr. Johnson resigns at any time after any diminution of his job title, duties or compensation or the relocation of Mr. Johnson to an office in a county that does not abut Tarrant County, Texas, we shall pay Mr. Johnson three times his annual salary and three times his prior year’s bonuses and shall provide for three years to him, his spouse and dependents the right to participate in any health and dental plans that we maintain for our employees.

Morris B. “Sam” Smith

On June 1, 2006, we entered into an employment agreement Mr. Smith, appointing him as Senior Vice President and Chief Financial Officer.  The employment agreement has a three-year term and provides for an annual salary of $240,000 and a bonus to be determined at the discretion of the board of directors of up to Mr. Smith’s entire annual base salary.  In addition, Mr. Smith may receive increases in base salary at the discretion of the board of directors.

Mr. Smith’s employment may be terminated by us prior to May 31, 2009 only (i) upon his death, (ii) if, as a result of Mr. Smith’s incapacity due to physical or mental illness, he shall have been absent from his duties or unable to perform his full duties hereunder for a total of 90 days during any 12 month period, and within 15 days after written notice of termination is given (which may occur before or after the end of such 90 day period), shall not have returned to the performance of his full duties hereunder on a full-time basis, or (iii) for “Cause.”  We shall have “Cause” to terminate Mr. Smith’s employment hereunder upon (i) the willful and continued failure by Mr. Smith to substantially perform his duties hereunder (other than any such failure resulting from Mr. Smith’s incapacity due to physical or mental illness); (ii) the willful engaging by Mr. Smith in misconduct which is injurious or disparaging to us; or (iii) the conviction of Mr. Smith of any felony or crime of moral turpitude.  No act, or failure to act, on Mr. Smith’s part shall be considered “willful” unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of Cano.   If we (i) terminate Mr. Smith’s employment other than due to Mr. Smith’s physical or mental illness or other than for “Cause;” (ii) assign Mr. Smith any duties materially inconsistent with Mr. Smith’s position as Senior Vice President and Chief Financial Officer of Cano; or (iii) assign Mr. Smith a title, office or status which is inconsistent with his present title, office or status, other than a promotion, we shall pay Mr. Smith the greater of (a) his annual base salary for the remainder of the term of the employment agreement; or (b) six months of his annual base salary.

If within twelve months after a “Change in Control,” we terminate Mr. Smith’s employment for any reason or Mr. Smith resigns at any time after any diminution of his job title, duties or compensation or the relocation of Mr. Smith to an office in a county that does not abut Tarrant County, Texas, we shall pay Mr. Smith three times his annual salary and three times his prior year’s bonuses and shall provide for three years to him, his spouse and dependents the right to participate in any health and dental plans that we maintain for our employees.

John Lacik

Pursuant to the terms of an employment agreement dated May 1, 2005, as amended effective May 1, 2005 and June 1, 2006, Mr. Lacik is employed until April 30, 2008 as Senior Vice President of Operations.  His annual salary is $200,000.  In addition, Mr. Lacik is to receive a five percent raise on May 1, 2007.

Mr. Lacik’s employment may be terminated by us prior to April 30, 2008 only (i) upon his death, (ii) if, as a result of Mr. Lacik’s incapacity due to physical or mental illness, he shall have been absent from his duties or unable to perform his full duties hereunder for a total of 90 days during any 12 month period, and within 15 days after written notice of termination is given (which may occur before or after the end of such 90 day period), shall not have returned to the performance of his full duties hereunder on a full-time basis, or (iii) for “Cause.”  We shall have “Cause” to terminate Mr. Lacik’s employment hereunder upon (i) the willful and continued failure by Mr. Lacik to substantially perform his duties hereunder (other than any such failure resulting from Mr. Smith’s incapacity due to physical or mental illness); (ii) the willful engaging by Mr. Lacik in misconduct which is injurious or disparaging to us; or (iii) the conviction of Mr. Lacik of any felony or crime of moral turpitude.  No act, or failure to act, on Mr. Lacik’s part shall be considered “willful” unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of Cano.  If we terminate Mr. Lacik’s employment other than due to Mr. Lacik’s physical or mental illness or other than for “Cause,” we shall pay Mr. Lacik six months of his annual base salary.

James K. Teringo, Jr.

Pursuant to the terms of an employment agreement dated as of July 11, 2005, as amended on January 12, 2006 and effective on January 1, 2006 and on June 1, 2006, we appointed Mr. Teringo as our Senior Vice President, General Counsel and Corporate Secretary for a term of two years ending July 11, 2007.  His annual base salary is $200,000, and he is eligible for an annual bonus of up to 100% of his annual base salary as shall be determined at the sole discretion of the board of directors.

Mr. Teringo’s employment may be terminated by us prior to July 11, 2007 only (i) upon his death, (ii) if, as a result of Mr. Teringo’s incapacity due to physical or mental illness, he shall have been absent from his duties or unable to perform his full duties hereunder for a total of 90 days during any 12 month period, and within 15 days after written notice of termination is given (which may occur before or after the end of such 90 day period), shall not have returned to the performance of his full duties hereunder on a full-time basis, or (iii) for “Cause.”  Cano shall have “Cause” to terminate Mr. Teringo’s employment hereunder upon (i) the willful and continued failure by Mr. Teringo to substantially perform his duties hereunder (other than any such failure resulting from Mr. Teringo’s incapacity due to physical or mental illness); (ii) the willful engaging by Mr. Teringo in misconduct which is injurious or disparaging to Cano; or (iii) the conviction of Mr. Teringo of any felony or crime of moral turpitude. No act, or failure to act, on Mr. Teringo’s part shall be considered “willful” unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of Cano.  If we (i) terminate Mr. Teringo’s employment other than due to Mr. Teringo’s physical or mental illness or other than for “Cause;” (ii) assign Mr. Teringo any duties materially inconsistent with Mr. Teringo’s position as Senior Vice President, General Counsel and Secretary of Cano; or (iii) assign Mr. Teringo a title, office or status which is inconsistent with his present title, office or status, other than a promotion, we shall pay Mr. Teringo the greater of (a) his annual base salary for the remainder of the term of the employment agreement; or (b) six months of his annual base salary.

If within twelve (12) months after the occurrence of a Change in Control we terminate Mr. Teringo’s employment for any reason or Mr. Teringo resigns at any time after any diminution of his job title, duties or compensation or the relocation of Mr. Teringo to an office in a county that does not abut Tarrant County, Texas, we shall pay Mr. Teringo three times his annual salary and three times his prior year’s bonuses and shall provide for three years to him, his spouse and dependents the right to participate in any health and dental plans that we maintain for our employees.

Michael J. Ricketts

On August 14, 2006 and effective as of July 1, 2006, we entered into an employment agreement with Michael J. Ricketts, Vice President and Principal Accounting Officer.  The employment agreement has a three-year term and provides for an annual salary of $175,000 and a bonus to be determined at the discretion of the board of directors of up to Mr. Ricketts’ entire annual base salary.  In addition, Mr. Ricketts may receive increases in base salary at the discretion of the board of directors.

Mr. Ricketts’s employment may be terminated by us prior to June 30, 2009 only (i) upon his death; (ii) if, as a result of Mr. Ricketts’s incapacity due to physical or mental illness, he shall have been absent from his duties or unable to perform his full duties hereunder for a total of 90 days during any 12 month period; or (iii) for “Cause.”  Cano shall have “Cause” to terminate Mr. Ricketts’s employment hereunder upon (i) his financial dishonesty; (ii) his willful refusal for at least 10 days to comply with reasonable directors of Cano after receiving written notice of such noncompliance; (iii) gross negligence or reckless or willful misconduct in the performance of his duties; (iv) the failure to perform, or continuing neglect in the performance of duties for at least 10 days after receipt of written notice of such failure or neglect; (v) misconduct which has a materially adverse effect on Cano’s business or reputation; (vi) his use of illicit or illegal drugs; (vii) his abuse of alcohol or prescription medication; (viii) the conviction of, or plea of nolo contender to, any felony or a misdemeanor involving moral turpitude or fraud; (ix) continuing the material breach of any provision of the employment agreement for at least 10 days after receipt of written notice of such breach; (x) the violation of Cano’s policies; or (xi) a violation of the confidentiality and non-competition provisions in the employment agreement.  If we (i) terminate Mr. Ricketts’s employment other than due to Mr. Ricketts’s death, physical or mental illness or for “Cause;” (ii) assign Mr. Ricketts any duties materially inconsistent with Mr. Ricketts’s position as Vice President of Cano; or (iii) assign Mr. Ricketts a title, office or status which is inconsistent with his present title, office or status, other than a promotion, we shall pay Mr. Ricketts the greater of (a) his annual base salary for the remainder of the term of the employment agreement; or (b) six months of his annual base salary.

If within twelve months after a “Change in Control,” we terminate Mr. Ricketts’s employment for any reason or Mr. Ricketts resigns at any time after any diminution of his job title, duties or compensation or the relocation of Mr. Ricketts to an office in a county that does not abut Tarrant County, Texas, we shall pay Mr. Ricketts three times his annual salary and three times his prior year’s bonuses and shall provide for three years to him, his spouse and dependents the right to participate in any health and dental plans that we maintain for our employees on the same basis as participation by such employees.

Change in Control Agreements

See the description of the employment agreements of Messrs. Johnson, Smith, Teringo and Ricketts regarding the effect of a “Change in Control” on the employment of such officers.  For Messrs. Johnson, Smith, Teringo and Ricketts, a “Change in Control” shall mean (a) any consolidation, merger or share exchange of Cano in which Cano is not the continuing or surviving corporation or pursuant to which shares of Cano’s common stock would be converted into cash, securities or other property, other than a consolidation, merger or share exchange of Cano in which the holders of Cano’s common stock immediately prior to such transaction have the same proportionate ownership of common stock of the surviving corporation immediately after such transaction; (b) any sale, lease, exchange or other transfer (excluding transfer by way of pledge or hypothecation) in one transaction or a series of related transactions, of all or substantially all of the assets of Cano; (c) the stockholders of Cano approve any plan or proposal for the liquidation or dissolution of Cano; (d) the cessation of control (by virtue of their not constituting a majority of directors) of the board by the individuals who (x) at the effective date were directors or (y) become directors after the effective date and whose election or nomination for election by Cano’s stockholders was approved by a vote of at least two-thirds of the directors then in office who were directors at the effective date or whose election or nomination for election was previously so approved; (e) the acquisition of beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) of an aggregate of 50% or more of  the voting power of Cano’s outstanding voting securities by any person or group (as such term is used in Rule 13d-5 under the Securities Exchange Act of 1934) who beneficially owned less than 50% of the voting power of Cano’s outstanding voting securities on the effective date; provided , however , that notwithstanding the foregoing, an acquisition shall not constitute a Change in Control hereunder if the acquirer is (x) a trustee or other fiduciary holding securities under an employee benefit plan of Cano and acting in such capacity, (y) a subsidiary of Cano or a corporation owned, directly or indirectly, by the stockholders of Cano in substantially the same proportions as their ownership of voting securities of Cano or (z) any other person whose acquisition of shares of voting securities is approved in advance by a majority of the continuing directors; or (f) in a Title 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving Cano to a case under Chapter 7.

Under the 2005 Long-Term Incentive Plan, if Cano shall be the surviving or resulting corporation in any merger, consolidation or share exchange, any incentive granted pursuant to the 2005 Long Term Incentive Plan shall pertain to and apply to the securities or rights (including cash, property, or assets) to which a holder of the number of shares of common stock subject to the incentive would have been entitled. In the event of any merger, consolidation or share exchange pursuant to which Cano is not the surviving or resulting corporation, there shall be substituted for each share of common stock subject to the unexercised portions of outstanding incentives, that number of shares of each class of stock or other securities or that amount of cash, property, or assets of the surviving, resulting or consolidated company which were distributed or distributable to the stockholders of Cano in respect to each share of common stock held by them, such outstanding incentives to be thereafter exercisable for such stock, securities, cash, or property in accordance with their terms. Notwithstanding the foregoing, except as may be required to comply with Section 409A of the Internal Revenue Code and the regulations or other guidance issued thereunder, all incentives granted pursuant to the 2005 Long-Term Incentive Plan may be canceled by Cano, in its sole discretion, as of the effective date of any Change in Control in accordance with the terms and provisions of the 2005 Long-Term Incentive Plan providing for notice or payments. In case Cano shall, at any time while any incentive under the 2005 Long-Term Incentive Plan shall be in force and remain unexpired, (i) sell all or substantially all of its property, or (ii) dissolve, liquidate, or wind up its affairs, then each participant under the 2005 Long-Term Incentive Plan shall be entitled to receive, in lieu of each share of common stock of Cano which such participant would have been entitled to receive under the incentive, the same kind and amount of any securities or assets as may be issuable, distributable, or payable upon any such sale, dissolution, liquidation, or winding up with respect to each share of common stock of Cano. As used in the 2005 Long-Term Incentive Plan, the term “Change in Control” means any one of the following, except as otherwise provided in the 2005 Long-Term Incentive Plan: (i) any consolidation, merger or share exchange of Cano in which Cano is not the continuing or surviving corporation or pursuant to which shares of Cano’s common stock would be converted into cash, securities or other property, other than a consolidation, merger or share exchange of Cano in which the holders of Cano’s common stock immediately prior to such transaction have the same proportionate ownership of common stock of the surviving corporation immediately after such transaction; (ii) any sale, lease, exchange or other transfer (excluding transfer by way of pledge or hypothecation) in one transaction or a series of related transactions, of all or substantially all of the assets of Cano; (iii) the stockholders of Cano approve any plan or proposal for the liquidation or dissolution of Cano; (iv) the cessation of control (by virtue of their not constituting a majority of directors) of the Board by the individuals (the “Continuing Directors”) who (x) at the date of the 2005 Long-Term Incentive Plan were directors or (y) become directors after the date of the 2005 Long-Term Incentive Plan and whose election or nomination for election by Cano’s stockholders was approved by a vote of at least two-thirds of the directors then in office who were directors at the date of the 2005 Long-Term Incentive Plan or whose election or nomination for election was previously so approved; (v) the acquisition of beneficial ownership (within the meaning of Rule 13d-3 under the 1934 Act) of an aggregate of 50% or more of the voting power of Cano’s outstanding voting securities by any person or group (as such term is used in Rule 13d-5 under the 1934 Act) who beneficially owned less than 50% of the voting power of Cano’s outstanding voting securities on the date of the 2005 Long-Term Incentive Plan; provided, however, that notwithstanding the foregoing, an acquisition shall not constitute a Change in Control hereunder if the acquirer is (x) a trustee or other fiduciary holding securities under an employee benefit plan of Cano and acting in such capacity, (y) a subsidiary of Cano or a corporation owned, directly or indirectly, by the stockholders of Cano in substantially the same proportions as their ownership of voting securities of Cano or (z) any other person whose acquisition of shares of voting securities is approved in advance by a majority of the Continuing Directors; or (vi)in a Title 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving Cano to a case under Chapter 7.

Item 11.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 8, 2006 with respect to the beneficial ownership of the outstanding common stock and outstanding Series D Convertible Preferred Stock by: (i) any beneficial holder of more than five (5%) percent of our outstanding common stock or outstanding Series D Convertible Preferred Stock; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  The Series D Convertible Preferred Stock votes on an as converted basis with our outstanding common stock with each of the 49,116 shares of Series D Convertible Preferred Stock having a stated value of $1,000 per share and a conversion price of $5.75. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)		Percentage of Common Stock (2)	Preferred Stock Beneficially Owned (2)	Percentage of Preferred Stock (2)%
S. Jeffrey Johnson (3)	3,908,850		11.6%	0	0%
Michael J. Ricketts (4)	464,850		1.4%	0	0%
Donnie D. Dent (5)	125,000		*	0	0%
Gerald W. Haddock (5),(6)	141,500		*	0	0%
Randall Boyd (5)	237,210		*	0	0%
Dr. Jim Underwood (5)	25,000		*	0	0%
Patrick W. Tolbert	0		0	0	0%
Dennis McCuistion	0		0	0	0%
Morris B. “Sam” Smith	65,000		*	0	0%
James K. Teringo, Jr. (7)	70,000		*	0	0%
John Lacik	30,000		*	0	0%
Wellington Management Company, llp (8)	5,355,413		15.0%	12,937	26.3%
Touradji Capital Management, LP (9)	2,748,149		8.1%	1,000	2.0%
D. E. Shaw Laminar Portfolios, LLC (10)	1,740,000		4.9%	10,005	20.4%
Fort Mason Capital, LLC (11)	695,652		2.0%	4,000	8.1%
GLG North American Opportunity Fund (12)	1,950,000		5.7%	5,175	10.5%
William Herbert Hunt Trust Estate (13)	500,000		1.5%	2,875	5.9%
Trapeze Asset Management, Inc. (14)	1,655,673		4.9%	2,692	5.5%
Trapeze Capital Corp. (15)	553,369		1.6%	810	1.6%
Scott White (16)	1,791,320		5.3%	0	0%
All officers and directors as a group (11 persons)	5,067,410	(17)	15.0%	0	0%

* Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Cano Petroleum, Inc., 801 Cherry St., Suite 3200, Fort Worth, Texas 76102.
(2)

Applicable percentage ownership is based on 33,561,405 shares of common stock issued as of September 8, 2006 and 49,116 shares of Series D Convertible Preferred Stock issued as of September 8, 2006, plus, on an individual basis, the right of that individual to obtain common stock upon exercise stock options or conversion of Series D Convertible Preferred Stock within 60 days of September 15, 2006. On September 15, 2006, voting together with the common stock, the 49,166 shares of Series D Convertible Preferred Stock had the voting equivalent of 8,541,193 shares of our common stock based on a $5.75 conversion price.

(3)	Included in Mr. Johnson holdings are 2,040,175 shares of common stock pursuant to the Management Stock Pool Agreement as discussed below under “Escrowed Shares Pursuant to the Davenport Merger.”
(4)	Included in Mr. Ricketts holdings are 232,425 shares of common stock pursuant to the Management Stock Pool Agreement as discussed below under “Escrowed Shares Pursuant to the Davenport Merger.”
(5)

Includes 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $4.13 per share and which vest on April 1, 2006, owned by each of Messrs. Dent, Haddock, Boyd and Underwood.

(6)

Includes 50,000 shares currently issuable upon exercise of outstanding stock options and 20,000 shares held by the Gerald Haddock Charitable Foundation in which Mr. Haddock disclaims beneficial ownership.

(7)	Includes 50,000 shares currently issuable upon exercise of outstanding stock options.
(8)

Includes 2,249,913 shares of common stock currently issuable upon conversion of 12,937 shares of Series D Convertible Preferred Stock. Wellington Management Company, llp, an investment adviser registered under the Investment Advisors Act of 1940, as amended, shares investment discretion and shares voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Wellington Management is deemed to have beneficial ownership over 5,355,413 shares. Their address is 75 State Street, Boston, Massachusetts 02109.

(9)

Includes 173,913 shares of common stock currently issuable upon conversion of 1,000 shares of Series D Convertible Preferred Stock. Touradji Capital Management, LP is the investment manager to Touradji Global Resources Master Fund, Ltd. and the Touradji Deep Rock Master Fund, Ltd. Mr. Paul Touradji is a partner in Touradji Capital Management, LP and the portfolio manager of Touradji Global Resources Master Fund, Ltd. and the Touradji Deep Rock Master Fund, Ltd.Its address is 101 Park Avenue, 48th Floor, New York, NY 10178

(10)

Includes 1,740,000 shares of common stock currently issuable upon conversion of 10,005 shares of Series D Convertible Preferred Stock.D.E. Shaw & Co., L.P., as investment adviser, has voting and investment control over the shares owned by D.E. Shaw Laminar Portfolios, L.L.C. Julius Gaudio, Eric Wepsic, Maximilian Stone and Anne Dinning, or their designees, exercise voting and investment control over the shares on D.E. Shaw & Co., L.P.’s behalf. The address for each of the entities is 120 West 45 St., 39th Floor, New York, NY 10036.

(11)

Includes 695,652 shares of common stock currently issuable upon conversion of 4,000 shares of Series D Convertible Preferred Stock. The shares listed herein are owned by Fort Mason Master, L.P. and Fort Mason Partners, L.P. (collectively, the “Fort Mason Funds”). Fort Mason Capital, LLC serves as the general partner of each of the Fort Mason Funds and, in such capacity, exercises sole voting and investment authority with respect to such shares. Mr. Daniel German serves as the sole managing member of Fort Mason Capital, LLC. Fort Mason Capital , LLC and Mr. German each disclaim beneficial ownership of such shares, except to the extent of its or his pecuniary interest therein, if any. The address for these entities is 4 Embarcadero Center, Suite 2050, San Francisco, CA 94111.

(12)	Includes 900,000 shares of common stock currently issuable upon conversion of 5,175 shares of Series D Convertible Preferred Stock . GLG Partners LP has voting and dispositive power regarding GLG North American Opportunity Fund; however, voting rights are normally carried out by one of GLG North American Opportunity Fund’s prime brokers on behalf of GLG Partners LP. Their address is Walker House, P.O. Box 908 GT, Mary St., Georgetown, Grand Cayman, Cayman Islands.

(13)

Includes 500,000 shares of common stock currently issuable upon conversion of 2,875 shares of Series D Convertible Preferred Stock. J.W. Beavers, Jr., Trustee has voting and dispositive power with regard to William Herbert Hunt Trust Estate. Its address is 1601 Elm St., Suite 3400, Dallas, TX 75201.

(14)

Includes 468,173 shares of common stock currently issuable upon conversion of 2,692 shares of Series D Convertible Preferred Stock.Trapeze Asset Management Inc. an investment adviser registered under the Investment Advisors Act of 1940, as amended, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Asset Management Inc. is deemed to have beneficial ownership over 1,187,500 common shares and 2,692 preferred shares. Its address is 22 St. Clair Avenue East, 18th Floor, Toronto, ON M4T 253, Canada.

(15)

Includes 140,869 shares of common stock currently issuable upon conversion of 810 shares of Series D Convertible Preferred Stock.Trapeze Capital Corp., a Canadian investment dealer, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Capital Corp. is deemed to have beneficial ownership over 412,500 common shares and 810 preferred sharesIts address is 22 St. Clair Avenue East, 18th Floor, Toronto, ON M4T 253, Canada.

(16)

Includes 895,660 shares of common stock held by the Estate of Miles O’Loughlin for which Mr. White is the independent executor. Mr. White’s address and the Estate of Miles O’Loughlin’s address is Highway 152 West, P.O. Box 960, Pampa, TX 79066.

(17)	Includes 200,000 shares currently issuable upon exercise of outstanding stock options.

No director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

Escrowed Shares Pursuant to the Davenport Merger

The Davenport Field Unit shareholders (“Davenport Shareholders”) comprise eight individuals - five who are now employed by us, one director, and two former employees. Pursuant to the terms of a Management Stock Pool Agreement, the 5,165,000 shares of common stock were placed in escrow.  The shares vest to the individuals based on a combination of continued employment, referred to as “compensation shares,” and achieving certain performance goals during the next year, referred to as “performance shares.”  Any shares that are not released from escrow will be returned to treasury stock.  To date, shares returned to treasury totaled 15,783 shares.

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

The Management Stock Pool Agreement has the following terms:

•                     In the event that any of the Davenport shareholders cease to be employees or director of Cano prior to May 28, 2006, all shares issued to such shareholder will be cancelled and returned to treasury – 15,783 shares have been returned to treasury pursuant to this clause.

•                     The compensation shares issued to each Executive Davenport Shareholder were released to that Executive Davenport Shareholder on July 1, 2005.

•                     The compensation shares issued to each Non-Executive Davenport Shareholder remaining in escrow will be released to that Non-Executive Davenport Shareholder on July 1, 2006 – 139,167 shares were released on July 1, 2006.

•                     The performance shares are to be released to the Executive Davenport Shareholders as the following performance milestones are met:

•                    in the event that we achieved both of the following performance milestones at September 30, 2005 one half of the performance shares issued to a particular Executive Davenport Shareholder were to be released from escrow (we did not meet these criteria):

•      We had proven reserves of not less than 2,494 MBOE, and

•      We had achieved a thirty day average barrel of oil per day production rate of not less than 1,547 barrels of oil per day.

•                    in the event that we achieved both of the following performance milestones at June 30, 2006 one half of the performance shares issued to a particular Executive Davenport Shareholder are to be released from escrow (currently, management believes that these criteria have been satisfied; however, our board will make the final decision regarding whether these criteria have been satisfied).

•      We had proven reserves of not less than 2,833 MBOE, and

•      We had achieved a thirty day average barrel of oil per day production rate of not less than 1,521 barrels of oil per day.

•                     In addition, in the event that we have proven reserves of not less than 3,777 MBOE at June 30, 2006 and have achieved for thirty days immediately prior to June 30, 2006, an average barrel of oil per day production rate of not less than 2,028 barrels of oil per day, all of the performance shares are to be released (currently, management does not believe that these criteria have been satisfied; however, our board will make the final decision regarding whether these criteria have been satisfied).

•                     Any performance shares not released from escrow as per the above milestones will be returned to treasury on or before October 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	352,185		$6.68	507,815	(1)

Equity compensation plans not approved by security holders
• All Directors	125,000	(2)	$4.13	0
• Individual Director	50,000	(3)	$4.00	50,000
• Individual Officer	50,000	(4)	$3.98	0
• Management Stock Pool Agreement				2,644,192	(5)
Total	577,185		$5.66	3,202,007

(1)          The 552,815 shares available for future issuance are under the 2005 Long-Term Incentive Plan which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards.

(2)          During our March 2005 Board meeting, the directors approved our 2005 Directors’ Stock Option Plan. The purpose of the plan was to attract, retain and compensate highly qualified individuals who are not employees for service as members of the Board of Directors by providing them with competitive compensation and an ownership interest in our common stock.  The plan became effective on April 1, 2005and was terminated by the Board of Directors in December 2005 except for the grants that had already been made pursuant to such plan.  At June 30, 2006, there were options outstanding exercisable into 25,000 shares under the Directors stock option plan issued to each of the following: Donnie D. Dent, Gerald W. Haddock, Randall Boyd, Dr. Jim Underwood and Morris B. “Sam” Smith. Each of these options has an exercise price of $4.13 per share.  The presently granted options vest on April 1, 2006 and expire on April 1, 2015.

(3)          Mr. Haddock agreed to provide certain management and financial consulting services to us. In consideration for such services, we granted Mr. Haddock options to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share.  Such options become exercisable six months from the grant date (the “Vest Date”) and expire ten years from the Vest Date.  In addition, we may grant Mr. Haddock options (the “Additional Options”) to purchase an additional 50,000 shares of our common stock at an exercise price of $4.00 per share, exercisable for a period of ten years.  The grant of the Additional Options is based upon the successful performance and additional value provided to us for consulting services, and shall be at the discretion of our Board of Directors.

(4)          On September 16, 2005, as an inducement to his employment, Mr. Teringo was granted stock options to purchase 50,000 shares of common stock at an exercise price of $3.98 per share.  The options vested on July 11, 2006 and expire on September 16, 2015.

(5)          See Escrowed Shares Pursuant to the Davenport Merger above.

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

Transactions involving Directors

On March 29,2005, we entered into an agreement with Haddock Enterprises, LLC and Kenneth Q. Carlile (predecessor to Carlile Management, LLC) to explore the possibility of converting the Sabine Royalty Trust from a liquidating asset into a vehicle to acquire low risk assets. Each of the three parties owns a one-third interest in the Sabine Production Operating, LLC. On November 4, 2005, Cano entered into (1) an Omnibus Agreement among Cano, Haddock Enterprises, LLC (“Haddock Enterprises”), Carlile

Management, LLC (“Carlile Management”) and Sabine Production Partners, LP (the “Partnership”), (2) Amended and Restated Regulations of Sabine Production Operating, LLC (“Sabine Operating”) among Cano, Haddock Enterprises and Carlile Management and (3) a Compensation Reimbursement Agreement between the Company and Sabine Operating.  Each of the agreements described above was entered into pursuant to the Transaction Summary dated August 4, 2005 among the Company, Haddock Enterprises and Carlile Management.  Gerald Haddock, a member of the Board of Directors of the Company, is the President of Haddock Enterprises, LLC.   On January 31, 2006, Sabine Operating announced that it had indefinitely suspended the proxy solicitation from the unit holders of the Sabine Royalty Trust.

Omnibus Agreement

The Omnibus Agreement does not become effective until the closing of the Partnership’s acquisition of the assets of Sabine Royalty Trust as described in Registration Statement, as amended, on Form S-4 No. 333-1273203, filed with the SEC (the “Transaction Closing Date”) and will expire on the second anniversary of the Transaction Closing Date; provided, that if the Transaction Closing Date has not occurred on or before December 31, 2006, the Omnibus Agreement will terminate at such time.

Pursuant to the Omnibus Agreement, beginning on the effective date until the termination thereof, each of Cano and its affiliates, Haddock Enterprises and its affiliates and Carlile Management must offer to the Partnership any oil and natural gas opportunities that they may become aware of (other than oil and natural gas opportunities that were identified prior to the Transaction Closing Date).  During the development of an oil and natural gas opportunity, the sourcing member and the Partnership will each bear their own expenses in connection therewith, subject to a true-up if both parties ultimately participate in a transaction involving the oil and natural gas opportunity.  Once definitive documentation for the oil and natural gas opportunity is prepared and ready for execution, the sourcing member and the Partnership must give notice whether they elect to participate, in the oil and natural gas opportunity at specific percentages set forth in the agreement.  Neither party will be obligated to so participate but if a party does not elect to participate, it will not be entitled to reimbursement from the other party of any expenses incurred by it in connection with the transaction.

Cano will not be entitled to participate in oil and natural gas opportunities presented by Haddock Enterprises or Carlile Management, and neither Haddock Enterprises nor Carlile Management will be entitled to participate in oil and natural gas opportunities presented by Cano.  The Omnibus Agreement exempts Dr. Kenneth Q. Carlile, in his individual capacity and in the capacities in which he serves his affiliate entities, from the right of first offer and noncompetition obligations.

The Omnibus Agreement includes provisions requiring the non-disclosure and non-use of confidential information relating to oil and natural gas opportunities as well as other obligations of Cano, Haddock Enterprises and Carlile Management in respect of the Partnership.

The Omnibus Agreement provides that beginning on the effective date until termination thereof, none of Cano or its affiliates, Haddock Enterprises or its affiliates, or Carlile Management will compete with the Partnership with respect to oil and natural gas opportunities presented to the Partnership or other oil and natural gas properties of the Partnership.

Regulations

The Regulations, executed on November 4, 2005, became effective as of August 3, 2005 and govern the operation of Sabine Operating.  Sabine Operating is the sole member of Sabine Production Management, LLC, the general partner of the Partnership (the “General Partner”).  Each of Cano, Haddock Enterprises and Carlile Members are members of Sabine Operating, each with an initial one-third membership interest.   Each of Cano, Haddock Enterprises and Carlile Management has initially committed to contribute to Sabine Operating up to $325,000.

The Regulations restrict the transfer or other disposition of membership interests in Sabine Operating as follows.   Until the second anniversary of the Transaction Closing Date, no member may dispose of its interest in Sabine Operating except for certain permitted dispositions to affiliates and certain permitted encumbrances.  In addition, if a change of control of a member occurs prior to the second anniversary of the Transaction Closing Date, then Sabine Operating will have the right to purchase the member’s interest at 80% of its fair market value.  From the date after the second anniversary of the Transaction Closing Date until the fourth anniversary of the Transaction Closing Date or earlier under certain circumstances, the members will have a right of first refusal with respect to the membership interests in Sabine Operating.

Prior to the second anniversary of the Transaction Closing Date, a member does not have the right or power to withdraw from Sabine Operating without the consent of all of the other members, but following the second anniversary of the Transaction Closing Date, a member may withdraw from Sabine Operating but will forfeit its economic rights with respect to Sabine Operating.

The consent of all of the members of Sabine Operating is required with respect to:  (1) the amendment of the regulations of Sabine Operating or the regulations of the General Partner; (2) the amendment of  the partnership agreement of the Partnership; (3) the dissolution of, or the merger or sale of all or substantially all of the assets of Sabine Operating or the disposition of the membership interests in the General Partner owned by Sabine Operating; (4) the dissolution of, or the merger or sale of all or substantially all of the assets of the General Partner or the Partnership and (5) the incurrence of debt by Sabine Operating, the General Partner or the Partnership that is recourse to any member.

The regulations establish a conflicts committee procedure for the approval of certain related party transactions, including the Partnership’s decision whether to accept or reject an oil and natural gas opportunity or the exercise of a co-investment right under the Omnibus Agreement.

Compensation Reimbursement Agreement

The Compensation Reimbursement Agreement does not become effective until the Transaction Closing Date and will expire on the second anniversary of the Transaction Closing Date; provided that if the Transaction Closing Date has not occurred on or before December 31, 2006, the Omnibus Agreement will terminate at such time.  Under the Compensation Reimbursement Agreement, Sabine Operating will reimburse the Company for up to $110,000 annually for services provided by Cano’s President, Jeffrey Johnson, to Sabine Operating, and up to $85,000 annually for services provided by Cano’s Executive Vice President (Oil and Gas Operations), Tom Cochrane, to Sabine Operating.  The Compensation Reimbursement Agreement will terminate as to Mr. Johnson or Mr. Cochrane if he ceases to be an officer of Sabine Operating or ceases to be employed by Cano and will terminate completely if both Mr. Johnson and Mr. Cochrane cease to be an officer Sabine Operating or cease to be employed by the Company.  Mr. Cochrane ended his employment with Cano on June 30, 2006.

As of March 31, 2006, Cano had incurred approximately $420,000 pertaining to the joint venture, of which $380,000 occurred during the twelve months ended June 30, 2006. We expensed the $420,000 to general & administrative expense because of the election of Sabine Production Operating, LLC to indefinitely suspend the proxy solicitation from the unit holders of the Sabine Royalty Trust.

These transactions were approved by a special committee consisting of our independent directors.

Pursuant to an agreement dated December 16, 2004, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (the “Honey Hole Production”). For the fiscal year ended June 30, 2006, we paid an aggregate of $125,000 to R.C. Boyd Enterprises.  We are to pay $37,500 quarterly through December 31, 2006 when the current agreement expires. We are entitled to receive two thirty second commercials during all broadcasts of the Honey Hole Production and receive opening and closing credits on each episode.  Randall Boyd, one of our current directors, is the sole shareholder of R.C. Boyd Enterprises.

In addition to serving as a member of our Board of Directors, Gerald Haddock agreed to provide certain management and financial consulting services to us. In consideration for such services, on December 16, 2004 we granted Mr. Haddock options to purchase 50,000 shares of common stock at an exercise price of $4.00 per share.  The options are exercisable at any time, in whole or in part, during the ten-year option period which commenced six months following the date of grant (June 16, 2005) and expire on June 15, 2015.  In addition, we may grant Mr. Haddock options to purchase an additional 50,000 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of ten years.  The grant of the Additional Options is based upon the successful performance and additional value provided to us for consulting services, and shall be at the discretion of our Board of Directors.

On October 8, 2004, we received gross proceeds of $750,000 from the sale of 750 shares of Series C Convertible Preferred Stock at a price of $1,000 per share to Randall Boyd, one of our current Directors.

Transactions involving THEprivate Energy Company

Effective December 1, 2005, we acquired all overriding royalty interests held by THEprivate Energy Company, Inc. (formerly Cano Energy Corporation) on December 27, 2005 and we are to acquire all overriding royalty interests acquired in the future by THEprivate Energy Company, Inc. in and to the oil, natural gas and mineral leaseholder estates and personal property related to leasehold estates located on the same property on which the Davenport Field Unit’s properties are located. We paid $66,700 per percentage of net revenue attributable to the interests held by THEprivate Energy Company, Inc. During December 2005, we paid $500,250 to acquire a 7.5% overriding royalty interest and during January 2006, we paid $200,100 to acquire a 3.0% overriding royalty interest.  At June 30, 2006, we had accrued $133,400 to acquire an additional 2.0% overriding royalty interest.

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

On July 21, 2004, we agreed to purchase the furniture, fixtures, and office equipment of THEprivate Energy Company, Inc. for approximately $114,000.  The amount paid was based on an independent third party valuation.  The purchase of these fixed assets was contemplated as part of the Merger Agreement, pursuant to which we acquired Davenport Field Unit.

On August 16, 2004, we agreed to purchase an additional 10% revenue interest in the Davenport field from THEprivate Energy Company, Inc.  This increased our revenue interest in the Davenport field to 65%.  In consideration for the additional 10% revenue interest, we agreed to pay THEprivate Energy Company, Inc. $667,000 cash in installments.  The final installment payment was made in October 2004.

September 2006 Private Placement

On August 25, 2006, we entered into a Securities Purchase Agreement with 32 institutional investors, including the following affiliates of prior 5% stockholders: Touradji Deep Rock Master Fund, Ltd., Touradji Global Resources Master Fund, Ltd., Spendrift Partners, L.P., and Spendrift Investors (Bermuda) L.P.  Touradji Deep Rock Master Fund, Ltd. purchased 1,000 shares of our Series D Convertible Preferred Stock, 250,000 shares of our common stock and warrants exercisable into 62,500 shares for an aggregate of $2,207,500. Touradji Global Resources Master Fund, Ltd. purchased 250,000 shares of our common stock and warrants exercisable into 62,500 shares for an aggregate of $1,207,500.  Spendrift Partners, LP purchased 5,837 shares of our Series D Convertible Preferred Stock for an aggregate of $5,837,000.  Spendrift Investors (Bermuda) L.P. purchased 7,100 shares of our Series D Convertible Preferred Stock for an aggregate of $7,100,000.  In addition, the following investors became or are affiliates of holders who became holders of 5% or more of our common stock and/or Series D Convertible Preferred Stock:  D.E. Shaw Laminar Portfolios, L.L.C., Fort Mason Master, L.P., Fort Mason Partners, L.P., GLG North American Opportunity Fund, William Herbert Hunt Trust Estate, Trapeze Asset Management, Inc. and Trapeze Capital Corp.   D.E. Shaw Laminar Portfolios, L.L.C.  purchased 10,005 shares of our Series D Convertible Preferred Stock  for an aggregate of $10,005,000.  Fort Mason Master, L.P. purchased 3,756 shares of our Series D Convertible Preferred Stock  for an aggregate of $3,756,000.    Fort Mason Partners, L.P. purchased 244 shares of our Series D Convertible Preferred Stock  for an aggregate of $244,000.  GLG North American Opportunity Fund purchased 5,175 shares of our Series D Convertible Preferred Stock, 1,050,000 shares of our common stock and warrants exercisable into 262,500 shares for an aggregate of $10,246,500.   William Herbert Hunt Trust Estate purchased 2,875 shares of our Series D Convertible Preferred Stock, 500,000 shares of our common stock and warrants exercisable into 125,000 shares for an aggregate of $5,290,000.   Trapeze Asset Management, Inc. purchased 2,692 shares of our Series D Convertible Preferred Stock, 1,187,500 shares of our common stock and warrants exercisable into 296,875 shares for an aggregate of $8,427,625.   Trapeze Capital Corp. purchased 810 shares of our Series D Convertible Preferred Stock, 412,500 shares of our common stock and warrants exercisable into 103,125 shares for an aggregate of $2,802,375.  The purchases closed on September 6, 2006.

Item 13.         Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger made as of the 26th day of May 2004, by and among Huron Ventures, Inc., Davenport Acquisition Corp., Davenport Field Unit Inc., the shareholders of Davenport Field Unit Inc., Cano Energy Corporation and Big Sky Management Ltd., incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K, filed on June 8, 2004.

2.2	Management Stock Pool Agreement dated May 28, 2004, incorporated by reference from Exhibit 2.2 to Current Report on Form 8-K/A, filed on August 11, 2004.
2.3	Investment Escrow Agreement dated May 28, 2004, incorporated by reference from Exhibit 2.3 to Current Report on Form 8-K/A, filed on August 11, 2004.
2.4

Stock Purchase Agreement dated June 30, 2004, by and between Cano Petroleum, Inc., as Buyer, and Jerry D. Downey and Karen S. Downey, as Sellers, incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K, filed on July 15, 2004.

2.5

Purchase and Sale Agreement, dated August 16, 2004, by and between Cano Energy Corporation and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed on August 25, 2004.

2.6

Purchase and Sale Agreement, dated September 2, 2004, by and between Nowata Oil Properties LLC and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed on September 20, 2004.

2.7

Purchase and Sale Agreement dated February 6, 2005 by and between Square One Energy, Inc. and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2005.

2.8

Stock Purchase Agreement by and among Cano Petroleum, Inc., W. O. Energy of Nevada, Inc., Miles O’Loughlin and Scott White dated November 29, 2005 (the schedule and exhibits have been omitted from this filing. An exhibit to the schedules and exhibits is contained in the Stock Purchase Agreement and the schedule and exhibits are available to the Securities and Exchange Commission upon request), incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on December 5, 2005.

2.9

Asset Purchase and Sale Agreement among Myriad Resources Corporation, Westland Energy Company and PAMTEX, a Texas general partnership composed of PAMTEX GP1 Ltd. and PAMTEX GP2 Ltd., as Sellers, and Cano Petroleum, Inc. as Buyer dated as of April 25, 2006 (The schedules and exhibits have been omitted from this filling. An exhibit to the schedules and exhibits is contained in the Asset Purchase and Sale Agreement and the schedules and exhibits are available to the Securities and Exchange Commission upon request), incorporated by reference from Exhibit 2.1 to Quarterly Report on Form 10-QSB filed on May 15, 2006.

2.10

Amendment No. One to Stock Purchase Agreement by and among Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., Estate of Miles O’Loughlin and Scott White dated May 13, 2006 incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on May 15, 2006.

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed on September 4, 2003.
3.2	Certificate of Ownership, amending the Company’s Certificate of Incorporation, incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on September 23, 2004.
3.3	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed on September 4, 2003.
3.4

Designation for Series A Convertible Preferred Stock, included in the Company’s Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed on September 4, 2003.

3.5	Certificate of Designation for Series B Convertible Preferred Stock, incorporated by reference from Exhibit 99.2 to Current Report Form 8-K, filed on June 8, 2004.
3.6

Certificate of Designation for Series C Convertible Preferred Stock, incorporated by reference from Exhibit 99.2 to Current Report Form 8-K, filed with the Securities and Exchange Commission on July 15, 2004.

3.7	Certificate of Designation for Series D Convertible Preferred Stock incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K, filed on September 7, 2006.
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

4.3

Amendment No. One to the Registration Rights Agreement by and between Cano Petroleum, Inc. and Estate of Miles O’Loughlin dated May 13, 2006 and effective as of November 29, 2005 incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on May 15, 2006.

4.4

Amendment No. One to the Registration Rights Agreement by and between Cano Petroleum, Inc. and Scott White dated May 13, 2006 and effective as of November 29, 2005 incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K filed on May 15, 2006.

4.5

Registration Rights Agreement dated August 25, 2006 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 4.1 to Amendment to Current Report on Form 8-K/A filed on August 31, 2006.

10.1	Subscription Agreement of Randall Boyd, dated October 8, 2004, incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K, filed on February 14, 2005.
10.2+	Stock Option Agreement dated December 16, 2004 between Cano Petroleum, Inc. and Gerald W. Haddock, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.
10.3	Form of Subscription Agreement entered into March 18, 2005, incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on March 28, 2005.
10.4

Letter agreement dated March 29, 2005 among the Haddock Enterprises, LLC, the Company and Kenneth Carlile, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on April 1, 2005.

10.5+	2005 Directors’ Stock Option Plan, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2005.

10.6	SPP Transaction Summary dated August 4, 2005, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed on August 9, 2005.
10.7

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Howard Hughes Medical Institute, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 22, 2005.

10.8

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and The Robert Wood Johnson Foundation, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 22, 2005.

10.9

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Laborers’ District Council and Contractors’ of Ohio Pension Fund, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on September 22, 2005.

10.10

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Ohio Carpenters’ Pension Fund, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on September 22, 2005.

10.11

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and New York Nurses Association Pension Plan, incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed on September 22, 2005.

10.12

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Public Sector Pension Investment Board, incorporated by reference from Exhibit 10.6 to Current Report Form 8-K filed on September 22, 2005.

10.13

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Spindrift Investors (Bermuda) L.P., incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K filed on September 22, 2005.

10.14

Subscription Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and Spindrift Partners, L.P., incorporated by reference from Exhibit 10.8 to Current Report on Form 8-K filed on September 22, 2005.

10.15+

Employment Agreement dated as of July 11, 2005 by and between Cano Petroleum, Inc. and James K. Teringo, Jr., incorporated by reference from Exhibit 10.9 to Current Report on Form 8-K filed on September 22, 2005.

10.16+

Stock Option Agreement dated September 16, 2005 by and between Cano Petroleum, Inc. and James K. Teringo, Jr., incorporated by reference from Exhibit 10.10 to Current Report on Form 8-K filed on September 22, 2005.

10.17

Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and Touradji Global Resources Master Fund, Ltd., incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K on September 20, 2005.

10.18

Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and Renaissance US Growth Investment Trust PLC, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 20, 2005.

10.19

Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and BFS US Special Opportunities Trust PLC, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on September 20, 2005.

10.20

Subscription Agreement dated September 14, 2005 by and between Cano Petroleum, Inc. and Crestview Capital Master, LLC, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on September 20, 2005.

10.21	Sabine Production Partners Transition Summary, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 9, 2005.
10.22

Omnibus Agreement among Cano Petroleum, Inc., Haddock Enterprises, LLC, Carlile Management, LLC and Sabine Partners, LP dated November 4, 2005, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on November 9, 2005.

10.23

Amended and Restated Regulations of Sabine Production Operating, LLC among Cano Petroleum, Inc., Haddock Enterprises, LLC and Carlile Management, LLC dated November 4, 2005, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on November 9, 2005.

10.24

Compensation Reimbursement Agreement between Cano Petroleum, Inc. and Sabine Production Operating, LLC dated November 4, 2005, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on November 9, 2005.

10.25

Credit Agreement among Cano Petroleum, Inc., as Borrower, The Lenders Party Hereto From Time to Time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as issuing Lender, dated November 29, 2005, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on December 5, 2005.

10.26

Subordinated Credit Agreement among Cano Petroleum, Inc., as Borrower, The Lenders Party Hereto From Time to Time, as Lenders, and Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio, as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on December 5, 2005.

10.27

Guaranty Agreement by and among Ladder Companies, Inc., Square One Energy, Inc., W.O. Energy of Nevada, Inc., W.O. Energy, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd. in favor of Union Bank of California, N.A., as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on December 5, 2005.

10.28

Guaranty Agreement by and among Ladder Companies, Inc., Square One Energy, Inc., W.O. Energy of Nevada, Inc., W.O. Energy, Inc., W.O. Operating Company, Ltd. and W. O. Production Company, Ltd. in favor of Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio, as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on December 5, 2005.

10.29

Escrow Agreement by and among Cano Petroleum, Inc., Miles O’Loughlin, Scott White and The Bank of New York Trust Company, N.A., as Escrow Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on December 5, 2005.

10.30

Pledge Agreement by and among Cano Petroleum, Inc., W. O. Energy of Nevada, Inc. and W O Energy, Inc. in favor of Union Bank of California, N.A., as Administrative Agent, dated November 29, 2005, incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K dated on December 5, 2005.

10.31

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

10.32+	Cano Petroleum, Inc. 2005 Long-Term Incentive Plan dated December 7, 2005, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2005.
10.33+	Form of Stock Option Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2005.
10.34

Summary of Terms of Purchase of Overriding Royalty Interests by Cano Petroleum, Inc. from Theprivate Energy Company, Inc. dated December 27, 2005, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2006.

10.35+	Summary Sheet: Director Compensation, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2006.
10.36+

Employment Agreement between Cano Petroleum, Inc. and S. Jeffrey Johnson dated effective January 1, 2006, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2006.

10.37+	Amendment to Employment Agreement of Thomas Cochrane effective January 1, 2006, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on January 19, 2006.
10.38+	Amendment to Employment Agreement of James K. Teringo, Jr. effective January 1, 2006, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on January 19, 2006.
10.39

Gas Purchase Contract between W. O. Operating Company, Ltd. and Duke Field Services L.P. dated November 1, 2003, incorporated by reference from Exhibit 10.17 to the Quarterly Report on Form 10-QSB filed on February 14, 2006.

10.40	Gas Purchase Contract by and between W. O. Operating Company Limited, as Seller, and

One OK Texas Field Services LP, as Buyer, dated January 1, 2005, incorporated by reference from Exhibit 10.18 to the Quarterly Report on Form 10-QSB filed on February 14, 2006.
10.41

Amendment No. 1 dated February 24, 2006 to the $100,000,000 Credit Agreement among Cano Petroleum, Inc., as Borrower, The Lenders Party Hereto From Time to Time as Lenders and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender dated November 29, 2005 incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on March 1, 2006.

10.42

Amendment No. 2, Assignment and Agreement dated as of April 28, 2006 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Pantwist, LLC, the Lenders and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender, incorporated by reference from Exhibit 10.7 to Quarterly Report on Form 10-QSB filed on May 15, 2006.

10.43

First Amendment to Subordinated Credit Agreement dated as of April 28, 2006 by and among Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio, as Administrative Agent and Lender, UnionBanCal Equities, Inc., Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and Pantwist, LLC, incorporated by reference from Exhibit 10.8 to Quarterly Report Form 10-QSB filed May 15, 2006.

10.44

Supplement No. 1 dated as of April 28, 2006 to the Guaranty Agreement dated as of November 29, 2005, by Pantwist, LLC in favor of Union Bank of California, as Administrative Agent, incorporated by reference from Exhibit 10.9 to Quarterly Report on Form 10-QSB filed May 15, 2006.

10.45

Supplement No. 1 dated as of April 28, 2006 to the Guaranty Agreement dated as of November 29, 2005, by Pantwist, LLC in favor of Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio, as Administrative Agent, incorporated by reference from Exhibit 10.10 to Quarterly Report on Form 10-QSB filed on May 15, 2006.

10.46

Supplement No. 1 dated as of April 28, 2006 to the Pledge Agreement dated as of November 29, 2005, by Cano Petroleum, Inc., W.O. Energy of Nevada, Inc. and WO Energy, Inc. in favor of Union Bank of California, N.A., as Collateral Trustee, incorporated by reference from Exhibit 10.11 to Quarterly Report Form 10-QSB filed on May 15, 2006.

10.47

Supplement No. 1 dated as of April 28, 2006 to the Security Agreement dated as of November 29, 2005, by Pantwist, LLC in favor of Union Bank of California, N.A., as Collateral Trustee, incorporated by reference from Exhibit 10.12 to Quarterly Report on Form 10-QSB filed on May 15, 2006.

10.48

Waiver from Union Bank of California, N.A. dated February 14, 2006 related to Credit Agreement dated as of November 29, 2005, incorporated by reference from Exhibit 10.13 to Quarterly Report on Form 10-QSB filed on May 15, 2006.

10.49

Waiver from Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio dated February 14, 2006 related to Subordinated Credit Agreement dated as of November 29, 2005, incorporated by reference from Exhibit 10.14 to Quarterly Report on Form 10-QSB filed on May 15, 2006.

10.50

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

10.51

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
10.52+	Employment Agreement of Morris B. Smith effective June 1, 2006, incorporated by reference from Exhibit 10.1 on Current Report on Form 8-K filed on June 6, 2006.
10.53+	Second Amendment to Employment Agreement of James K. Teringo, Jr. effective June 1, 2006, incorporated by reference from Exhibit 10.2 in Current Report on Form 8-K filed on June 6, 2006.
10.54+	Second Amendment to Employment Agreement of John Lacik effective June 1, 2006, incorporated by reference from Exhibit 10.3 on Current Report on Form 8-K filed on June 6, 2006.
10.55+	Second Amendment to Employment Agreement of Michael J. Ricketts effective June 1, 2006, incorporated by reference from Exhibit 10.4 on Current Report on Form 8-K filed on June 6, 2006.
10.56+	Employee Restricted Stock Award Agreement of Morris B. Smith effective June 1, 2006, incorporated by reference from Exhibit 10.5 on Current Report Form 8-K filed on June 6, 2006.
10.57+	Employee Restricted Stock Award Agreement of James K. Teringo, Jr. effective June 1, 2006, incorporated by reference from Exhibit 10.6 on Current Report on Form 8-K filed on June 6, 2006.
10.58+	Employee Restricted Stock Award Agreement of John Lacik effective June 1, 2006, incorporated by reference from Exhibit 10.9 on Current Report Form 8-K filed on June 6, 2006.
10.59+	Employment Agreement of John Lacik effective May 1, 2005, incorporated by reference from Exhibit 10.8 on Current Report on Form 8-K filed on June 6, 2006.
10.60+	First Amendment to Employment Agreement of John Lacik effective May 1, 2005, incorporated by reference from Exhibit 10.9 on Form 8-K filed on June 6, 2006.
10.61

Amendment No. 4 to Credit Agreement among Cano Petroleum, Inc., as Borrower, Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natexis Banques Populaires dated June 30, 2006, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 7, 2006.

10.62

Third Amendment to Subordinated Credit Agreement among Cano Petroleum, Inc., as Borrower, Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio and UnionBanCal Equities, Inc. dated June 30, 2006, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 7, 2006.

10.63+	Employment Agreement of Michael J. Ricketts effective July 1, 2006, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 17, 2006.
10.64+	Employee Restricted Stock Award Agreement of Morris B Smith dated August 11, 2006, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on August 17, 2006.
10.65+	Stock Option Agreement of Patrick W. Tolbert dated August 11, 2006, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on August 17, 2006.
10.66+	Stock Option Agreement of Dennis McCuistion dated August 11, 2006, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on August 17, 2006.
10.67

Securities Purchase Agreement dated August 25, 2006 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed on August 31, 2006.

10.68	Form of Warrant to Purchase Common Stock dated September 6, 2006 by Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 11, 2006.
16.1	Letter of Russell Bedford Stefanou Mirchandani LLP dated July 13, 2004, incorporated by reference from Exhibit 16.1 to Current Report on Form 8-K filed on July 15, 2004.
16.2	Letter of Hein & Associates LLP dated July 14, 2004, incorporated by reference from Exhibit 16.2 to Current Report on Form 8-K filed on July 15, 2004.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers.
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.3*	Certification by Principal Accounting Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
33.3*	Certification of Principal Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*  Filed herewith

 +  Management contract or compensatory plan, contract or arrangement

Item 14.          Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the quarterly financial reports on Form 10-QSB and financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $237,683 and $99,852 for the years ended June 30, 2006 and June 30, 2005, respectively.

Audit-Related Fees

We incurred fees of $134,065 and $51,357 for the years ended June 30, 2006 and June 30, 2005, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees.”  These fees pertained primarily to services for the review of financial statements and footnotes for acquisitions as filed on Form 8-Ks.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $46,670 and $9,939, for the years ended June 30, 2006 and June 30, 2005, respectively. The services for which such fees were paid consisted of preparation of tax forms.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended June 30, 2006 and June 30, 2005.  We have hired an accounting firm, other than our principal auditors, to assist us to achieve full compliance with Section 404 of the Sarbanes-Oxley Act.  Through June 30, 2006, we have spent $31,613 on these services.

Audit Committee Pre-Approval Policies and Procedures

We have established a policy to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services.  The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.  The Audit Committee approved 100% of the services described under the Audit Related Fees and Tax Fees.  We believe that Hein & Associates LLP’s services under the category “All Other Fees” were compatible with Hein & Associates LLP’s maintaining its independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: September 25, 2006	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: September 25, 2006	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: September 25, 2006	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer

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

Signature	Title	Date
/s/ S. Jeffrey Johnson	Chairman of the Board	September 25, 2006
S. Jeffrey Johnson

/s/ Donnie D. Dent	Director	September 25, 2006
Donnie D. Dent

/s/ Gerald W. Haddock	Director	September 25, 2006
Gerald W. Haddock

/s/ Randall Boyd	Director	September 25, 2006
Randall Boyd

/s/ Dr. Jim Underwood	Director	September 25, 2006
Dr. Jim Underwood

/s/ Dennis McCuistion	Director	September 25, 2006
Dennis McCuistion

/s/ Patrick W. Tolbert	Director	September 25, 2006
Patrick W. Tolbert

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cano Petroleum, Inc.

Fort Worth, Texas

We have audited the consolidated balance sheet of Cano Petroleum, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cano Petroleum, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the two years ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Hein & Associates LLP
Dallas, Texas
September 8, 2006

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$644,659
Accounts receivable	3,563,649
Derivative assets	1,176,959
Other current assets	1,243,189
Total current assets	6,628,456

Oil and gas properties, successful efforts method	133,176,618
Less accumulated depletion and depreciation	(2,126,049)
Net oil and gas properties	131,050,569

Fixed assets and other, net	6,778,055
Derivative assets	1,705,855
Goodwill	785,796
TOTAL ASSETS	$146,948,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,304,198
Oil and gas payable	1,399,047
Accrued liabilities	321,183
Taxes payable	419,692
Current portion of asset retirement obligations	19,809
Total current liabilities	4,463,929
Long-term liabilities
Long-term debt	68,750,000
Asset retirement obligations	1,587,569
Deferred tax liability	31,511,000
Total liabilities	106,312,498

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value $.0001 per share; 50,000,000 authorized; 26,987,941 issued and 25,719,647 outstanding; including 2,644,192 shares held in escrow	2,685
Additional paid-in capital	53,054,699
Accumulated deficit	(11,850,419)
Treasury stock, at cost; 1,268,294 shares held in escrow	(570,732)
Total stockholders’ equity	40,636,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,948,731

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	June 30,
	2006	2005
Operating Revenues:
Crude oil and natural gas sales	$18,407,786	$5,481,640

Operating Expenses:
Lease operating expenses	6,865,515	2,730,079
Production and ad valorem taxes	1,295,420	342,796
General and administrative	7,223,050	3,006,046
Stock compensation expense	570,523	1,823,040
Accretion of asset retirement obligations	107,733	69,814
Depletion and depreciation	1,958,651	494,668
Total operating expenses	18,020,892	8,466,443

Income (loss) from operations	386,894	(2,984,803)

Other income (expenses):
Unrealized loss on hedge contracts	(3,245,588)	—
Interest expense	(2,608,197)	—
Interest income and deductions, net	124,467	11,661
Total other income (expenses)	(5,729,318)	11,661

Loss before income tax benefit	(5,342,424)	(2,973,142)

Deferred income tax benefit	3,498,000	—

Net loss	(1,844,424)	(2,973,142)

Preferred stock discount	—	416,534

Net loss applicable to common stock	$(1,844,424)	$(3,389,676)

Net loss per share - basic and diluted	$(0.08)	$(0.29)

Weighted average common shares outstanding
Basic and diluted	22,364,099	11,839,080

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

JUNE 30, 2004 THROUGH JUNE 30, 2006

							Additional
	Series B		Series C		Common Stock		Paid-in	Accumulated	Deferred	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Shares	Amount	Total
Balance at June 30, 2004	2,000	$1,865,894	1,400	$1,265,894	15,647,204	$1,565	$8,643,137	$(6,616,319)	$(2,227,406)	—	$—	$2,932,765

Net proceeds from issuance of Series C Preferred Stock	—	(5,044)	5,350	5,344,916	—	—	(2,365)	—	—		—	5,337,507

Preferred Series B & C shares converted to common shares during March 2005	(2,000)	(1,860,850)	(6,750)	(6,610,810)	2,466,665	247	8,471,413	—	—		—	—

Preferred stock dividend from beneficial conversion feature	—	—	—	—	—	—	416,534	(416,534)	—		—	—

Net proceeds from issuance of common shares	—	—	—	—	1,350,000	135	4,750,648	—	—		—	4,750,783

Issuance of common shares for Square One Energy acquisition	—	—	—	—	888,888	89	3,519,907	—	—		—	3,519,996

Stock based compensation	—	—	—	—	—	—	144,255	—	—		—	144,255

Management shares returned to treasury stock	—	—	—	—	(15,783)	—	—	—	7,102	15,783	(7,102)	—

Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,678,785	—	—	1,678,785

Net loss	—	—	—	—	—	—	—	(2,973,142)	—	—	—	(2,973,142)

Balance at June 30, 2005	—	$—	—	$—	20,336,974	$2,036	$25,943,529	$(10,005,995)	$(541,519)	15,783	$(7,102)	$15,390,949

Net proceeds and assets from issuance of common shares	—	—	—	—	4,703,864	$470	$18,278,536	$—	$—	$—	$—	$18,279,006

Issuance of common shares for WO Energy acquisition	—	—	—	—	1,791,320	$179	$8,240,000	$—	$—	$—	$—	8,240,179

Stock based compensation	—	—	—	—	140,000	—	592,634	—	(22,111)		—	570,523

Escrow shares returned to Treasury	—	—	—	—	—	—	—	—	563,630	1,252,511	$(563,630)	—

Net loss	—	—	—	—	—	—	—	(1,844,424)	—	—	—	(1,844,424)

Balance at June 30, 2006	—	$—	—	$—	26,972,158	$2,685	$53,054,699	$(11,850,419)	$0	1,268,294	$(570,732)	$40,636,233

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended June 30,
	2006	2005
Cash flow from operating activities:
Net loss	$(1,844,424)	$(2,973,142)
Adjustments needed to reconcile to net cash flow used in operations:
Loss on hedge contracts	3,245,588	—
Accretion of asset retirement obligations	107,733	69,814
Depletion and depreciation	1,958,651	494,668
Stock compensation expense	570,523	1,823,040
Deferred income tax benefit	(3,498,000)	—
Other amortization	656,382	—

Changes in assets and liabilities relating to operations:
Derivative assets	(6,128,402)	—
Accounts receivable	(971,715)	(489,893)
Inventory	(276,904)	—
Accounts payable	1,790,631	670,116
Accrued liabilities	(393,264)	(74,569)
Other current assets and liabilities	(1,300,573)	(21,069)

Net cash used in operations	(6,083,774)	(501,035)

Cash flow from investing activities:
Additions to oil and gas properties	(5,699,133)	(1,646,160)
Additions to fixed assets and other	(133,318)	(464,477)
Acquisition of W.O. Energy of Nevada, Inc.	(48,426,688)	—
Acquisition of additional Davenport revenue interest	(700,350)	(667,000)
Acquisition by Pantwist, LLC.	(23,405,865)	—
Acquisition of Nowata	—	(2,561,880)
Acquisition of Square One Energy, Inc.	—	(4,037,535)
Acquisition of Ladder	—	(2,215,467)
Cash restricted for development activities	—	866,339
Net cash used in investing activities	(78,365,354)	(10,726,180)

Cash flow from financing activities:
Net proceeds from long-term debt	67,323,874	—
Payments for debt-issuance costs	(654,582)	(54,589)
Proceeds from issuance of preferred stock, net	—	5,101,231
Proceeds from issuance of common stock, net	18,279,006	4,750,783
Net cash from financing activities	84,948,298	9,797,425

Net increase (decrease) in cash and cash equivalents	499,170	(1,429,790)

Cash and cash equivalents at beginning of period	145,489	1,575,279

Cash and cash equivalents at end of period	$644,659	$145,489

Supplemental disclosure of noncash transactions:
Preferred stock discount	—	$416,534
Common stock issued for acquisition of Square One Energy, Inc.	—	$3,519,996
Common stock issued for acquisition of W.O. Energy of Nevada, Inc.	$8,240,179	—
Recognition of deferred tax liability for Square One Energy, Inc.	$3,124,013	—
Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2,303,375	—

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cano Petroleum, Inc. is a growing independent oil and natural gas company, based in Fort Worth, Texas, that is actively pursuing waterflooding and enhanced oil recovery techniques to increase production and reserves at our existing properties and future acquisitions. Our primary focus is crude oil and our target acquisitions are onshore U.S. properties. Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.

We were originally organized under the laws of the State of Delaware on May 29, 2003 as Huron Ventures, Inc. Cano was involved in the merger of Huron Ventures, Inc. (“Huron”) and several entities, including the Davenport Field Unit (“Davenport”), on May 28, 2004. Effective with the merger, Huron changed its name to Cano Petroleum, Inc. The merger is discussed in greater detail in Note 2.

Our wholly-owned subsidiaries consist of Ladder Companies, Inc., a Delaware corporation; Square One Energy, Inc., a Texas corporation; W.O. Energy of Nevada, Inc. (“W.O. Energy), a Nevada corporation; and Pantwist, LLC, a Texas limited liability corporation. Ladder Companies, Inc. wholly owns Tri-Flow, Inc., an Oklahoma corporation. There is no significant business transacted through Tri-Flow. W.O. Energy wholly owns W.O. Energy, Inc. (“WO Texas”), a Texas corporation. WO Energy and WO Texas wholly own W.O. Operating Company, Ltd. and W.O. Production Company, Ltd, both of which are Texas limited partnerships.

Consolidation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Oil and Gas Properties and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. All developmental costs are capitalized. We are predominately engaged in the acquisition and development of proved reserves as opposed to exploration activities. The property costs reflected in the accompanying balance sheet were acquired in the merger and subsequent acquisitions, as discussed in Notes 2 and 3. Cano had capitalized costs for its oil and natural gas properties of $133,176,618 at June 30, 2006.

Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and natural gas reserves. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties. In accordance with Statement of Financial Accounting Standards No. 144, Accounting

for Impairment or Disposal Of Long-Lived Assets, if impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis. We had no significant unproved properties at June 30, 2006. No impairment was necessary at June 30, 2006.

Asset Retirement Obligation

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized upon acquiring or drilling a well. Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability is recorded as an expense in the statement of operations.

Goodwill

The amount paid for the transaction described in Notes 2 and 11 in excess of the fair value of the net assets acquired has been recorded as “Goodwill” in the Consolidated Balance Sheet. Goodwill is not amortized, but is assessed for impairment annually or whenever conditions would indicate impairment may exist. There were no impairments recorded in either of the fiscal years ended June 30, 2005 and 2006.

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less. Excess cash funds are generally invested in U.S. government-backed securities.

Accounts Receivable

Accounts receivable principally consists of crude oil and natural gas sales proceeds receivable, typically due within 35 days of crude oil and natural gas production, respectively. We require no collateral for such receivables, nor do we charge interest on past due balances. We periodically review receivables for collectibility and reduce the carrying amount of the receivables by an allowance. No such allowance was indicated at June 30, 2006. As of June 30, 2006, our accounts receivable were primarily held by several independent purchasers of our crude oil and natural gas production. At June 30, 2006, we had balances due from four customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These four customers had 29%, 24%, 14% and 12% of accounts receivable related to crude oil and natural gas production, respectively.

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

As of June 30, 2005 and 2006, we sold our crude oil and natural gas production to several independent purchasers. During the twelve months ended June 30, 2005, we had sales to primarily three customers which represented 58%, 21% and 19% of total operating revenue, respectively. During the twelve months ended June 30, 2006, we had sales of 10% or more of our total revenues to five customers representing 29%, 25%, 12%, 12% and 10% of total operating revenue, respectively.

Income Taxes

We began our oil and natural gas operations on May 28, 2004. Since, for the twelve month period ended June 30, 2005, we had incurred a net loss and had not yet generated book or tax income, our consolidated statement of operations through June 30, 2005 did not reflect a provision for income taxes.

We began to record income taxes in the quarter ended December 31, 2005 as a result of the acquisition of WO Energy. This is more fully discussed in Note 11.

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

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of June 30, 2006. The carrying amount of long-term debt approximates market value due to the use of market interest rates.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed in the same manner, but also considers the effect of the stock options plans totaling 532,185 shares and 175,000 shares at June 30, 2006 and 2005, respectively (as discussed in Note 8).

The weighted average shares used in the basic net income (loss) per common share computations for June 30, 2006 and 2005 were 22,364,099 shares and 11,839,080 shares, respectively. These share amounts at June 30, 2006 and 2005 exclude contingently issuable shares of 2,659,975 and 5,165,000 shares issued to Cano employees that are held in escrow or treasury as discussed in Note 9 and the previously discussed stock option plan shares and contingently issued shares.

At June 30, 2006 and 2005, the previously discussed stock option plan shares and contingently issued shares were anti-dilutive and, therefore, are not included in the loss per share calculation for either year.

Stock Compensation Expense

We account for share-based payments for services provided by employee to employer in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123 requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. Effective July 1, 2006, we intend adopt SFAS No. 123(R).

Derivative Hedging Contracts

We are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas. The objective of the hedging contracts is to reduce our exposure to commodity price risk associated with expected oil and natural gas production. We have purchased hedging contracts that set “price floors” for our crude oil and natural gas production.

We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial hedging contracts. We anticipate, however, that our counterparty, Union Bank of California, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparties.

We have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used.  We intend to adopt this SFAS 123(R) beginning July 1, 2006.  Since we currently expense stock options granted to employees in accordance with SFAS 121, management does not believe that the adoption of SFAS No. 123(R) will materially impact our operating results, financial position, or our future cash flows.

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.

2. MERGER

On May 28, 2004, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Davenport Acquisition Corp., an Oklahoma corporation; Davenport Field Unit, Inc., a Texas corporation; the shareholders of Davenport Field Unit; Cano Energy Corporation, a Texas corporation; and Big Sky Management Ltd., our then principal stockholder. Our CEO, S. Jeffrey Johnson, is a principal shareholder in Cano Energy Corporation (now THEprivate Energy Company, Inc.).

The Davenport Field Unit’s sole asset consisted of 100% working interest in certain oil, natural gas and mineral leasehold estates and personal property related to such leasehold estates located in Lincoln County, Oklahoma covering approximately 2,178 acres. Under the terms of the merger, we issued 5,165,000 shares of our common stock to the former shareholders of the Davenport Field Unit and paid $1,650,000 to fund developmental costs associated with the Davenport Field Unit and assumed debt. Pursuant to the terms of the merger, we changed our name to Cano Petroleum, Inc. on June 3, 2004.

The 5,165,000 shares issued to the Davenport Field Unit shareholders are further discussed in Note 9.

The merger transaction was recorded on the purchase method of accounting. The purchase price was allocated to the acquired assets and assumed liabilities based on their fair values, and the unallocated amount of $101,166 was recorded as goodwill, all of which is deductible for income tax purposes. The fair value assigned to the oil and natural gas properties is based on management’s valuation of the properties, which was derived in part by reference to a reserve report prepared by an independent petroleum engineering firm. Based on the engineer’s report and Cano’s internal analysis, we believe the Davenport field has unrealized potential to support the recording of “Goodwill” to the Consolidated Balance Sheet.

3. ACQUISITIONS

W.O Energy of Nevada, Inc. - On November 29, 2005, we acquired all of the outstanding common stock of WO Energy for approximately $57.5 million, after purchase price adjustments. The purchase price consisted of approximately $48.4 million in cash (net of cash acquired) and approximately $8.24 million in restricted shares of our common stock. $2 million of the cash portion of the purchase price was paid into an escrow account to be kept for a minimum of two years to cover potential indemnification payments by the sellers. The approximate $8.24 million of common stock resulted in the issuance of 1,791,320 shares to the sellers based on the average of the closing price of the common stock on AMEX for the three trading days immediately prior to November 29, 2005, which was $4.60 per share.

Pantwist, LLC. - On April 28, 2006, Pantwist, LLC (“Pantwist”), our wholly-owned subsidiary, acquired certain crude oil and natural gas properties in the Texas Panhandle Field for approximately $23.4 million, after purchase price adjustments.

The acquisitions of WO Energy and the properties acquired by Pantwist were recorded based on the purchase method of accounting. The operations of WO Energy and Pantwist are included in our consolidated financial statements beginning December 1, 2005 and May 1, 2006, respectively. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values. The calculation of the purchase price and allocation to assets is as follows:

	WO Energy	Pantwist
Net Acquisition Price	$57,537,243	$23,405,865
Asset Retirement Obligations	498,411	67,849
Deferred tax liablity	31,884,692	—
Other Liabilities Assumed	1,508,762	401,973
Total Purchase Price	$91,429,108	$23,875,687

Allocation of Purchase Price:
Cash	$870,376	$—
Accounts Receivable	2,016,168	—
Other current assets	158,538	—
Fixed assets and other	3,171,430	1,258,080
Oil & Gas Properties	85,212,596	22,617,607
	$91,429,108	$23,875,687

The fair value assigned to the oil and natural gas properties is based on management’s valuation of the properties, which was derived in part by reference to reserve reports prepared by an independent petroleum engineering firm. Based on the engineer’s reports and Cano’s internal analyses, we believe the value assigned to these properties is reasonably supported. We are continuing the process of determining our final estimate of fair value of assets and liabilities.

The WO Energy acquisition was not eligible for the application of Section 338 in the Internal Revenue Service tax code. As defined, Section 338 would have enabled us to recognize the stepped-up basis in the WO Energy properties approximately equal to the acquisition price, for tax computation purposes. Therefore, we recorded a deferred tax liability of approximately $31.9 million (with an offsetting increase in property basis) in connection with this purchase.

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

	Years Ended June 30,
	2006	2005
Operating revenues	$31,262,000	$26,477,000
Earnings (loss) applicable to common stock	$(183,000)	$410,000
Net earnings (loss) per share - basic and diluted	$(0.01)	$0.02

4.              LONG-TERM DEBT

Senior Credit Agreement

On November 29, 2005, we entered into a $100 million senior credit agreement with the lenders led by Union Bank of California, N.A., as administrative agent and as issuing lender. The borrowing base is $55 million based on our proved reserves. The $55 million was used, in part, to finance the acquisitions of WO Energy and the properties acquired by Pantwist. Pursuant to the terms of the senior credit agreement, the borrowing base is based on our proved reserves and is redetermined every six months with one additional redetermination possible during the six month periods between scheduled redeterminations. During the quarter ended March 31, 2006, Natexis Banques Populaires was named as a lender via an amendment to the senior credit facility.

On June 30, 2006, we entered into Amendment No. 4 to the senior credit agreement (“Amended Senior Credit Agreement”). The Amended Senior Agreement shortens the maturity date from November 28, 2009 to November 28, 2008 and provides that the proceeds from the Amended Senior Credit Agreement shall be used for (i) the development of oil and natural gas properties, (ii) for working capital purposes and (iii) general corporate purposes with the lenders having the right to pre-approve any capital expenditures and with any borrowings for general corporate purposes or working capital purposes being limited to $10 million.

Subject to certain restrictions, the Amended Senior Credit Agreement permits the issuance of convertible notes and equity with an optional redetermination of the borrowing base upon such issuance. The first such issuance must provide proceeds of at least $45 million (unless a lesser amount is approved by the lenders in which case the first two such issuances must provide aggregate proceeds of at least $45 million) and less than $60 million and are used (i) first to repay the debt owed under the subordinated credit agreement (as discussed below), (ii) second to permit Cano to keep $2.5 million and (iii) third to prepay amounts due under the senior credit agreement. So long as Cano is not in default under the Amended Senior Credit Agreement, Cano may make interest payments on any convertible notes and dividend payments on any preferred equity securities.

In the Amended Senior Credit Agreement, the Leverage Ratio replaces the Debt Coverage Ratio and is as follows:  (i) for each fiscal quarter ending on or after March 31, 2007, the ratio of (a) our consolidated Debt (as defined in the Amended Senior Credit Agreement) to (b) the consolidated EBITDA (as defined in the Amended Senior Credit Agreement) for the four fiscal quarter period then ended must not be greater than 5.00 to 1.00 (if the debt under the Amended Subordinated Credit Agreement has been paid in full, then the definition of “consolidated Debt” shall not include the amount of preferred equity securities that is otherwise included in the definition of Debt); and (ii) if convertible notes have been issued and the debt under the Subordinated Credit Agreement has been paid in full, (a) for the fiscal quarter ending on March 31, 2007, the ratio of i) consolidated Debt of Cano for the quarter to ii) our consolidated EBITDA for the four fiscal quarter period then ended must not be greater than 7.50 to 1.00, (b) for the quarter ending June 30, 2007, the ratio of i) our consolidated Debt for the quarter to ii) our consolidated EBITDA for the four fiscal quarter period then ended must not be greater than 7.00 to 1.00, and (c) for the fiscal quarters ending on or after September 30, 2007,  the ratio of i) our consolidated Debt for the quarter to ii) our consolidated EBITDA for the four fiscal quarter period then ended must not be greater than 5.00 to 1.00 (for the purposes of this ratio, “consolidated Debt” shall not include the amount of preferred equity securities that is otherwise included in the definition of Debt).

In the Amended Senior Credit Agreement, the Interest Coverage Ratio is as follows:  (i) for the quarter ending June 30, 2006, the ratio of our consolidated EBITDA for the quarter period multiplied by four to our consolidated Interest Expense for the quarter period multiplied by four must be at least

1.25 to 1.00; (ii) for the quarter ending September 30, 2006, the ratio of our consolidated EBITDA for the two quarter period multiplied by two to our consolidated Interest Expense for the two quarter period multiplied by two must be at least 1.25 to 1.00; (iii) for the quarter ending December 31, 2006, the ratio of our consolidated EBITDA for the three quarter period multiplied by 4/3 to our consolidated Interest Expense for the three quarter period multiplied by 4/3 must be at least 1.25 to 1.00; (iv) for the quarter ending March 31, 2007, the ratio of our consolidated EBITDA for the four quarter period to our consolidated Interest Expense for the four quarter period must be at least 1.50 to 1.00; and (v) for any quarter ending on or after June 30, 2007, the ratio of our consolidated EBITDA for the four fiscal quarters then ended to our consolidated Interest Expense for the four fiscal quarters then ended must be at least 2.00 to 1.00.

At our option, interest is based either (i) on the prime rate plus the applicable margin ranging up to 1.75% based on the utilization level or (ii) on the LIBOR rate applicable to the interest period plus the applicable margin ranging from 2.5% to 3.25% based on the utilization level. At June 30, 2006, the interest rate was 8.49%. For loans that are three months or less in maturity, interest is due on the maturity date of such loan. For loans that are in excess of three months, interest is due every three months.

At June 30, 2006, the outstanding amount due under the Amended Senior Credit Agreement was $53.75 million. The outstanding principal is due on or before November 29, 2008 unless pursuant to the terms of the credit agreement specific events of default occur as a result of which all outstanding principal and all accrued interest may be accelerated. Such specific events of default, include, but are not limited to: payment defaults by us, breaches of representations and warranties and covenants by us, our insolvency, a “change of control” of our business as described in the credit agreement and a “material adverse change” as described in the credit agreement.

The Amended Senior Credit Agreement imposes certain restrictions on us and our subsidiaries including, but not limited to, the following: (i) subject to specific exceptions, incurring additional liens; (ii) subject to specific exceptions, incurring additional debt; (iii) subject to specific exceptions, merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property; (iv) subject to specific exceptions, making certain payments, including cash dividends to our stockholders; (v) subject to specific exceptions, making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interests in any person or any oil and natural gas properties or activities related to oil and natural gas properties unless with regard to new oil and natural gas properties, such properties are mortgaged to Union Bank of California, N.A., as administrative agent, or with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement and mortgage in favor of Union Bank of California, N.A., as administrative agent; and (vi) subject to specific exceptions, entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions.

In addition, we are required to enter into financial contracts to hedge our exposure to commodity price risk associated with expected oil and natural production. The Amended Senior Credit Agreement requires financial hedge contracts to cover no less than 50% and no more than 80% of the production volumes attributable to our proved, developed and producing proven reserves.  Our financial hedge contracts are further discussed in Note 5.

As security for our obligations under the senior credit agreement: (i) each of our subsidiaries guaranteed all of our obligations; (ii) we, together with each of our subsidiaries, executed mortgages in favor of Union Bank of California, N.A., as collateral trustee, covering oil and natural gas properties located in Texas and Oklahoma; (iii) we, together with each of our subsidiaries, granted a security interest in favor of Union Bank of California, N.A., as collateral trustee, in substantially all of our assets; and (iv) we pledged our ownership interests in all of our subsidiaries to Union Bank of California, N.A., as collateral trustee.

See Note 13 for discussion of a financing and repayment of the Amended Senior Credit Agrement that occurred subsequent to June 30, 2006.

Subordinated Credit Agreement

On November 29, 2005, we entered into a $15 million subordinated credit agreement with the lenders led by Energy Components SPC EEP Energy Exploration and Production Segregated Portfolio (“EEP”), as administrative agent. The $15 million was used, in part, to finance the acquisition of WO Energy.

On June 30, 2006, we entered into the Third Amendment to Subordinated Credit Agreement (“Amended Subordinated Credit Agreement”).

The Amended Subordinated Credit Agreement modifies the interest rate which is the LIBOR rate plus an applicable margin of 6.5% unless (i) an event of default occurs, in which case the applicable margin is 9.5% or (ii) if the Leverage Ratio is greater than 4.00 to 1.00, in which case the applicable margin is 8.0% with such amount increasing by 0.25% per quarter in which the Leverage Ratio is greater than 4.00 to 1.00 up to a maximum applicable margin of 9.5%. The Amended Subordinated Credit Agreement also changes the maturity date to the earlier of November 28, 2009 or one year after the maturity date of the Amended Subordinated Credit Agreement. If Cano issues any convertible notes or, with certain exceptions, equity securities, Cano shall prepay the amounts outstanding under the Amended Subordinated Credit Agreement.  If such prepayment occurs prior to November 29, 2006, then the amount to be prepaid shall be 101% of the total borrowings.

In the Amended Subordinated Credit Agreement, the Leverage Ratio replaces the Debt Coverage Ratio and must be as follows: for any quarter ending on or after March 31, 2007, the ratio of consolidated Debt (as defined in the Amended Subordinated Credit Agreement) for the quarter to the consolidated EBITDA (as defined in the Amended Subordinated Credit Agreement) for the four fiscal quarter period then ended must not be greater than 5.00 to 1.00.

In the Amended Subordinated Credit Agreement, the Interest Coverage Ratio changed and is identical to the Amended Senior Credit Agreement.

At June 30, 2006, the outstanding amount due was $15 million and the interest rate was 12.74%. For loans that are three months or less in maturity, interest is due on the maturity date of such loan. For loans that are in excess of three months, interest is due every three months.  In addition, we are required to enter into financial contracts to hedge our exposure to commodity price risk in a manner identical to the Amended Senior Credit Agreement.

The Amended Subordinated Credit Agreement imposes certain restrictions on us and our subsidiaries including, but not limited to, the following: (i) subject to specific exceptions, incurring additional liens; (ii) subject to specific exceptions, incurring additional debt; (iii) subject to specific exceptions, merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property; (iv) subject to specific exceptions, making certain payments, including cash dividends to our stockholders; (v) subject to specific exceptions, making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interests in any person or any oil and natural properties or activities related to oil and natural gas properties unless with regard to new oil and natural gas properties, such properties are mortgaged as requested by EEP, as administrative agent, or with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement and mortgage as requested by of EEP, as administrative agent; and (vi) subject to specific exceptions, entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions.

As security for our obligations under the credit agreement: (i) each of our subsidiaries guaranteed all of our obligations; (ii) we, together with each of our subsidiaries, executed mortgages in favor of Union Bank of California, N.A., as collateral trustee, covering oil and natural gas properties located in Texas and Oklahoma; (iii) we, together with each of our subsidiaries, granted a security interest in favor of Union Bank of California, N.A., as collateral trustee, in substantially all of our assets; and (iv) we pledged our ownership interests in all of our subsidiaries to Union Bank of California, N.A., as collateral trustee.

See Note 13 for discussion of a financing and repayment of the Amended Subordinated Credit Agrement that occurred subsequent to June 30, 2006.

5.              DERIVATIVE HEDGING CONTRACTS

As previously mentioned in Note 4, pursuant to our Amended Senior and Subordinated Credit Agreements, we are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas. The objective of the hedging contracts is to reduce our exposure to commodity price risk associated with expected oil and natural gas production. By achieving this objective we intend to protect the outstanding debt amounts and maximize the funds available under our existing debt agreements, which should enable us to support our annual capital budgeting and expenditure plans.

During December 2005 and May 2006, we paid $5.3 million and $0.8 million ($6.1 million in total), respectively, to enter into financial contracts to set price floors, as summarized in the table below.

					Barrels of
	Floor		Floor		Equivalent
Time	Oil	Barrels	Gas	Gas Mcf	Oil
Period	Price	per Day	Price	per Day	per Day
1/1/06 – 12/31/06	$60	534	$8.50	1,784	832
6/1/06 – 12/31/06	$60	79	$7.60	690	194
1/1/07 – 12/31/07	$55	507	$8.00	1,644	781
1/1/07 – 12/31/07	$60	72	$7.60	658	182
1/1/08 – 12/31/08	$55	479	$7.50	1,534	735
1/1/08 – 12/31/08	$60	66	$7.60	592	164
1/1/09 – 4/30/09	$60	59	$7.60	559	152

We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial hedging contracts. We anticipate, however, that our counterparty, Union Bank of California, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparties. At June 30, 2006, we had a receivable balance due from our counterparties amounting to $161,173.

Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations. Cash flows resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations. During the twelve-month period ended June 30, 2006, there were settlements under our derivative agreements due to Cano amounting to $540,871, which are included in our Consolidated Statements of Operations under “Crude oil and natural gas sales.”  The settlements were cumulative monthly payments due to Cano since the NYMEX natural gas price was lower than the $8.50 and

$7.60 “floor natural gas prices.”  The cash flows relating to the derivative instruments are reflected in operating activities on our statements of cash flow.

Our mark-to-market valuations used for our derivative instruments were based on prices that are actively quoted and provided by external sources. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $5.3 million payment as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  During the twelve month period ended June 30, 2006, we recognized losses on hedge contracts to our Consolidated Statements of Operations amounting to $3,245,588 under “Unrealized loss on hedge contracts.”  At June 30, 2006, our Derivative Assets totaled $2,882,814, of which $1,705,855 is considered long-term.

6.              COMMON STOCK FINANCINGS

As discussed in Note 3, we issued 1,791,320 shares of our common stock to complete the acquisition of WO Energy.

In September 2005, in two private placements we issued 2,603,864 shares and 2,100,000 shares of our common stock at a per share price equal to $4.14, which was the closing price on September 13, 2005 on the American Stock Exchange. The gross and net proceeds totaled approximately $19.5 million and $18.3 million, respectively.

The amount of common shares issued and outstanding is summarized as follows:

Issued shares as of June 30, 2005	20,352,757
Shares issued in private placement (above)	4,703,864
Shares issued for WO Energy acquisition (Note 3)	1,791,320
Contingently issued shares (Note 9)	140,000
Issued shares as of June 30, 2006	26,987,941
Management shares returned to Treasury Stock (Note 9)	(1,268,294)
Outstanding shares as of June 30, 2006	25,719,647

As discussed in Note 13, on September 6, 2006, we issued 6,584,247 common equity shares.  During August 2006, an additional 5,000 contingently issued common shares were issued from our LTIP (see Note 8).

7.              RELATED PARTY TRANSACTIONS

Transactions involving Directors

On March 29,2005, we entered into an agreement with Haddock Enterprises, LLC and Kenneth Q. Carlile (predecessor to Carlile Management, LLC) to explore the possibility of converting the Sabine Royalty Trust from a liquidating asset into a vehicle to acquire low risk assets. Each of the three parties owns a one-third interest in the Sabine Production Operating, LLC. Gerald W. Haddock is President of Haddock Enterprises, LLC and is a member of our Board of Directors. As of March 31, 2006, Cano had incurred approximately $420,000 pertaining to the joint venture, of which $380,000 occurred during the twelve months ended June 30, 2006. We expensed the $420,000 to general & administrative expense because of the election of Sabine Production Operating, LLC to indefinitely suspend the proxy solicitation from the unit holders of the Sabine Royalty Trust.

We have entered into an agreement to be a lead sponsor of a television production called Honey Hole All Outdoors.  As part of the sponsorship, we paid $125,000 during the twelve months ended June 30, 2006 to R.C. Boyd Enterprises, the owner of Honey Hole All Outdoors.  Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board of Directors.

Transactions involving THEprivate Energy Company

On December 27, 2005, we acquired all overriding royalty interests held by THEprivate Energy Company, Inc. (formerly Cano Energy Corporation) effective as of December 1, 2005 and we are to acquire all overriding royalty interests acquired in the future by THEprivate Energy Company, Inc. in and to the crude oil, natural gas and mineral leaseholder estates and personal property related to leasehold estates located on the same property on which the Davenport Field Unit’s properties are located. We paid $66,700 per percentage of net revenue attributable to the interests held by THEprivate Energy Company, Inc. During December 2005, we paid $500,250 to acquire a 7.5% overriding royalty interest and during January 2006, we paid $200,100 to acquire a 3.0% overriding royalty interest.  At June 30, 2006, we had accrued $133,400 to acquire an additional 2.0% overriding royalty interest.

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

8.              STOCK OPTION PLANS

We have granted stock options and contingently issuable shares to key employees and outside directors as discussed below.

On December 16, 2004, we issued stock options for 50,000 shares of our common stock to Gerald Haddock, a current member of our board of directors, in exchange for certain financial and management consulting services to us.  The exercise price is $4 per share.  The options are exercisable at any time, in whole or in part, during the ten-year option period which commenced six months following the date of grant (June 16, 2005) and expires on June 15, 2015.

On April 1, 2005, we adopted the 2005 Directors’ Stock Option Plan (“Plan”). On April 1, 2005, pursuant to the Plan, we granted stock options to our five non-employee directors to each purchase 25,000 shares of common stock. The options granted under the Plan totaled 125,000 shares. These options have an exercise price of $4.13 per share. The options vested on April 1, 2006, and expire on April 1, 2015.

On September 16, 2005, we granted stock options to James K. Teringo, Jr., our Senior Vice President, General Counsel and Corporate Secretary to purchase 50,000 shares of common stock. These options have an exercise price of $3.98 per share. The options vested on July 11, 2006, and expire on September 16, 2015.

On December 7, 2005, our shareholders approved our 2005 Long-Term Incentive Plan (“2005 LTIP”). The 2005 LTIP authorizes the issuance of up to 1,000,000 shares of our common stock to key employees, key consultants and outside directors of our company and subsidiaries. The 2005 LTIP permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards, whether granted singly, or in combination or in tandem. No executive officer (as defined in the 2005 LTIP) may receive in any calendar year (i) stock options or stock appreciation rights relating to more than 100,000 shares of common stock or (ii) restricted stock, restricted stock units, performance awards or other awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock; provided, however, that all such awards of any executive officer during any calendar year may not exceed an aggregate of more than 100,000 shares of common stock. The 2005 LTIP terminates on December 7, 2015; however, awards granted before that date will continue to be effective in accordance with their terms and conditions.

On December 13, 2005, under the 2005 LTIP, 25,000 options were granted to each of our five non-employee directors. The options granted to our directors under the 2005 LTIP totaled 125,000 shares.  The exercise price is $6.30 per share. These granted options vest on December 13, 2006 if such persons are still directors or an employee on December 13, 2006.

During April 2006 and June 2006, we granted options totaling 227,185 shares to our employees under the 2005 LTIP.  Options totaling 90,000 shares were granted and 45,000 vested on April 1, 2006 and the exercise price was $9.55 per share.  The remaining 45,000 shares were forfeited during July 2006.  On June 21, 2006, options totaling 137,185 shares were granted and vest on June 21, 2009, with an exercise price of $5.15 per share.

A summary of options we granted during the fiscal years ended June 30, 2006 and 2005 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at 7/1/04	—	—
Shares granted	175,000	$4.09
Shares exercised, forfeited, or expired during fiscal year	—	—
Outstanding at 6/30/05	175,000	$4.09
Shares granted	402,185	$6.35
Shares exercised, forfeited, or expired during fiscal year	—	—
Outstanding at 6/30/06	577,185	$5.66

The following is a summary of options exercisable at June 30, 2006 and 2005:

	Shares	Weighted Average Exercise Price
June 30, 2006	220,000	$5.21
June 30, 2005	50,000	$4.00

Pursuant to Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of our common stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected lives of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair values of options granted during fiscal 2006 and 2005 along with the factors used to calculate the fair values of those options are summarized in the table below:

	Twelve-Months Ended June 30,
	2006	2005
No. of shares	357,185	175,000
Risk free interest rate	4.03 – 5.15%	4.02 - 4.27%
Expected life	4 years	4 years
Expected volatility	46.3 – 51.9%	41.9 – 51.5%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value – exercise prices equal to market value on grant date	$2.47	$—
Weighted average grant date fair value – exercise prices greater than market value on grant date	$2.71	$—
Weighted average grant date fair value –exercise prices less than market value on grant date	$—	$1.73

In accordance with the provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, for the twelve-month periods ended June 30 2006 and 2005, we have recorded a charge to stock compensation expense of $563,330 and $144,255, respectively, for the estimated fair value of the options granted to our directors and employees.

The following is a summary of stock options outstanding at June 30, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$4.00	50,000	8.96	50,000
$4.13	125,000	8.76	125,000
$3.98	50,000	9.22	—
$6.30	125,000	9.46	—
$9.55	90,000	9.76	45,000
$5.15	137,185	9.98	—
$5.33	577,185	9.41	220,000

9.              DEFERRED COMPENSATION

Management Stock Pool Agreement

As mentioned in Note 2, pursuant to the terms of a Management Stock Pool Agreement dated May 28, 2004, the 5,165,000 shares issued to the Davenport Field Unit shareholders were placed in escrow, and were scheduled to be released from escrow pursuant to the achievement of certain employment and performance goals.

The Davenport Field Unit shareholders comprise seven individuals employed by Cano (five current employees and two former employees) and one director.  The shares will vest to the individuals based on a combination of continued employment (“compensation shares”) and achieving certain performance goals during the two years following the merger (“performance shares”).  The compensation shares amounted to 2,659,975 shares and the performance shares amounted to 2,505,025 shares.  Any shares that are not released from escrow will be returned to Treasury Stock.  At the merger date, we recognized $2,324,250 of “Deferred Compensation” and “Additional Paid-in Capital” in the Consolidated Balance Sheet.  The shares were recorded based on the quoted market price at the time of the transaction.  We have accounted for these shares in accordance with the provisions of SFAS Nos. 123 and 148.

The $2,324,250 amount was based on management’s expectation that all escrowed shares would be released from escrow. The following table summarizes the status of escrow shares at June 30, 2006.

	Compensation	Performance	Total Shares
Awarded by June 30, 2006	2,505,025	—	2,505,025
Awarded after June 30, 2006	139,167	—	139,167
Expected to be awarded after June 30, 2006	—	1,252,514	1,252,514
Subtotal – shares awarded or to be awarded	2,644,192	1,252,514	3,896,706
Returned or anticipated to be returned as treasury shares	15,783	1,252,511	1,268,294
Total	2,659,975	2,505,025	5,165,000

As shown above, all compensation shares were released, except for 15,783 that were returned as treasury shares.  During the fourth quarter of 2006, management reassessed its progress toward achieving the performance goals set for proven reserves and daily production.  Based on this reassessment, management believes roughly one-half of the performance shares will be released to the executive Davenport shareholders and the remaining one-half will be returned as treasury shares.  This assessment is subject to review, discussion and approval by the Board.

In accordance with the provisions of SFAS Nos. 123 and 148, we have adjusted the expense to be recorded as Deferred Compensation Expense to match the expected and actual award of escrowed shares totaling 3,896,706 shares.  Accordingly, of the $2,324,250 recognized as Deferred Compensation, we have recognized total expense of $1,753,518 from our inception through June 30, 2006, of which $1,775,629 was recognized prior to June 30, 2005.  The remaining 1,268,294 shares have been returned or are expected to be returned as treasury shares, at a recognized cost of $570,732.

Contingently Issued Shares from 2005 LTIP

During June 2006, 140,000 restricted shares were issued to key employees from our 2005 LTIP, previously discussed in Note 8.  The restricted shares will vest to the individual employees based on years of service ranging from one to three years.  In accordance with SFAS Nos. 123 and 148, we have expensed $29,304 to stock compensation expense for the twelve months ended June 30, 2006.

10.       ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws.  We determine our ARO by calculating the present value of estimated cash flows related to the liability.  At June 30, 2006, our liability for ARO was $1,607,378, of which $1,587,569 is considered long term.  Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the twelve months ended June 30, 2006 and 2005, we have recognized accretion expense of $107,733 and $69,814, respectively.

The following table describes the changes in our asset retirement obligations for the twelve months ended June 30, 2006:

Asset retirement obligation at July 1, 2005	$1,051,453
Liabilities incurred:
Acquisition of WO Energy	498,411
Properties acquired by Pantwist	67,849
Accretion expense	107,733
Plugging costs and other	(118,068)
Asset retirement obligation at June 30, 2006	$1,607,378

The amounts listed above include the effects of purchase accounting adjustments to reflect knowledge gained since we assumed operational responsibilities of these properties.

11.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax provisions.  Our income tax benefit is as follows:

	2006	2005
Current income tax benefit

Federal	$—	$—
State	—	—

Total current tax benefit	—	—

Deferred income tax benefit

Federal	(1,612,000)	—
State	(1,886,000)	—

Total deferred tax benefit	(3,498,000)	—
Total income tax benefit	$(3,498,000)	$—

Regarding the acquisition of Square One Energy, Inc., as discussed in our Form 10-KSB dated June 30, 2005, this acquisition did not provide for the application of Section 338in the Internal Revenue Service tax code. As defined, Section 338 would have enabled us to recognize the stepped-up basis in the Square One properties approximately equal to the acquisition price, for tax computation purposes.

In accordance with the purchase method of accounting, we recorded a deferred tax liability of approximately $3.1 million with an offsetting increase in property basis of $2.4 million and Goodwill of approximately $0.7 million. Based on a reserve report prepared by an independent petroleum engineering firm and our internal analysis, we believe the oil and natural gas properties of Square One have unrealized potential to support the recording of “Goodwill” to the Consolidated Balance Sheet.

A reconciliation of the differences between Cano’s applicable statutory tax rate and its effective income tax rate, and a schedule showing the significant components of the net deferred tax asset (liability) as of June 30, 2006 and 2005 are as follows:

	Year Ended June 30,
	2006	2005
Rate	35%	35%
Tax at statutory rate	$(1,870,000)	$(1,041,000)
State taxes	(53,000)	(89,000)
Increase (decrease) resulting from:
Change in Texas tax law	(1,840,000)	—
Permanent and other	31,000	11,000
Change in valuation allowance	234,000	1,119,000
Income tax benefit	$(3,498,000)	—

	As of June 30,
	2006	2005
Deferred tax assets:
Deferred compensation expense	$834,000	$675,000
Net operating loss carryovers	4,680,000	1,683,000
Other	216,000	—
	5,730,000	2,358,000
Less: valuation allowance	(792,000)	(1,339,000)
Total deferred tax assets	4,938,000	1,019,000

Deferred tax liabilities—
Difference in book and tax bases:
Acquired oil and gas properties	(35,950,000)	(762,000)
Other properties	(499,000)	(257,000)
Total deferred tax liabilities	(36,449,000)	(1,019,000)
Net deferred tax liability	$(31,511,000)	$—

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. As the tax base for computing Texas margin tax is derived from an income-based measure, we have determined the margin tax is an income tax and, therefore, the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Company has recalculated its deferred tax assets and liabilities for Texas based upon the new margin tax and recorded a $1,840,000 deferred tax benefit for the Texas margin tax in 2006.

Due to a lack of earnings history, we could not determine that the deferred tax assets at June 30, 2005 would more likely than not be realized.  As a result, an offsetting valuation allowance of $1,339,000 was recorded at June 30, 2005.  At June 30, 2006, Cano had net operating loss (“NOL”) carryforwards for tax purposes of approximately $13.0 million.  The remaining net operating losses principally expire between 2024 and 2026.  Of the $13.0 million, $2.2 million will be unavailable to offset any future taxable income due to limitations from change in ownership as defined in Section 382 of the Internal Revenue Service (“IRS”) code. The tax effect of this limitation is recorded as a valuation allowance of $792,000 at June 30, 2006.

12.       COMMITMENTS AND CONTINGENCIES

Litigation

On March 23, 2006, the following lawsuit was filed in the 100th Judicial District Court in Carson County, Texas; Cause No. 9840, The Tom L. and Anne Burnett Trust, by Anne Burnett Windfohr, Windi Phillips, Ben Fortson, Jr., George Beggs, III and Ed Hudson, Jr. as Co-Trustees; Anne Burnett Windfohr; and Burnett Ranches, Ltd. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. The plaintiffs claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County.

The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages, including, but not limited to, damages for damage to their land and livestock, certain expenses related to fighting the fire and certain remedial expenses. In addition, the plaintiffs seek (i) termination of certain oil and natural gas leases, (ii) reimbursement for their attorney’s fees and (iii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise.

Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. There are 43 plaintiffs and three interveners that claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County.

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

On April 10, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1920, Joseph Craig Hutchison and Judy Hutchison v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. On May 1, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1923, Chisum Family Partnership, Ltd. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. The plaintiffs in both cases claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County.

The plaintiffs in both cases (i) allege negligence and trespass and (ii) seek undisclosed damages, including, but not limited to, damages to their land and certain remedial expenses. In addition, the plaintiffs in both cases seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.

Due to the inherent risks of litigation and the fact that these cases are in the early stages of discovery, the outcome of these cases is uncertain and unpredictable; however, at this time Cano management believes the suits are without merit and is vigorously defending itself and its subsidiaries.

On July 3, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1928, Rebecca Lee Martinez ,et al v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd., and W.O. Energy, Inc.  The plaintiffs claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to its oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages for the wrongful death of two individuals.  Additional heirs and relatives of one of the decedents have intervened in this case.

Due to the inherent risk of litigation and the fact that this case is in the early stages of discovery, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Cause No. 34423 Yolanda Villareal, Individually and on behalf of the Estate of Gerardo Villareal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd., and W.O. Energy, Inc.  The plaintiffs claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to its oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages for the wrongful death of Gerardo Villareal. Relatives of Roberto Chavira have intervened in the case alleging similar claims regarding the death of Roberto Chavira.

Due to the inherent risk of litigation and the fact that this case is in the early stages of discovery, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

Regarding the above litigation, through June 30, 2006, we have incurred $1,384,248 in legal costs to prepare our legal defense against this litigation.  On June 20, 2006, the following lawsuit was filed in the United States District Court for the Northern District of Texas, Fort Worth Division, C.A. No. 4-06cv-434-A, Mid-Continent Casualty Company, Plaintiff, vs. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating Company, Ltd. and W.O. Energy, Inc. seeking a declaration that the plaintiff is not responsible for pre-tender defense costs and that the plaintiff has the sole and exclusive right to select defense counsel and to defend, investigate, negotiate and settle the litigation described above and on September 18, 2006, the First Amended Complaint for Declaratory Judgment was filed with regard to the cases described above.  Neither Cano nor any of its subsidiaries has been served with this lawsuit.  In the First Amended Complaint, the plaintiff seeks a declaratory judgment that includes requests for the following declarations: (i) the plaintiff is not obligated to pay for the defendant’s personal counsel from the date the plaintiff offered an unqualified defense and retained independent counsel to represent the defendants; (ii) the plaintiff retains the sole and exclusive right to select and retain lead counsel at plaintiff’s expense and to defend, investigate, negotiate and settle the litigation; (iii) the plaintiff is entitled to reimbursement for all attorney’s fees and expenses paid to Cano, or that the amounts previously paid to Cano are in satisfaction of any obligation owing Cano, or that any obligation to pay Cano’s counsel is only owed as reasonably and necessarily incurred by Cano; and (iv) the plaintiff is entitled to recovery of its reasonable attorney’s fees and costs incurred in connection with the lawsuit.

To date, Cano has received from the plaintiff reimbursements of approximately $506,000 and has incurred prepaid costs of $136,000, which are included in other current assets on our consolidated balance sheet at June 30, 2006.  The plaintiff may attempt to recover the $506,000 in reimbursements from us.  We do not believe that it is probable that we will be required to repay such amounts.  If and when the defendants are served with this lawsuit, Cano will vigorously defend itself and its subsidiaries.

Other

Occasionally, we are involved in other various lawsuits and certain governmental proceedings arising in the ordinary course of business. Our management does not believe that the ultimate resolution of any current matters, that are not set forth above, including due to the existence of insurance coverage, indemnification and escrow accounts, will have a material effect on our financial position or results of operations. None of our directors, officers or affiliates, owners of record or beneficially of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Environmental

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Leases

During June 2006, we entered into non-cancelable operating lease for our principal executive offices. The lease expires on April 20, 2011.  Our total obligation for the life of the lease is $1,647,541.  The total payments for our fiscal twelve month periods ended June 30 are shown in the following table.

2007	2008	2009	2010	2011	Total
$ 156,957	$376,697	$378,722	$401,000	$334,165	$1,647,541

Rent expense under the previous office lease agreement amounted to $98,000 and $107,868 for the years ended June 30, 2006 and 2005, respectively.

Employment Contract

Cano has an employment contract with its CEO that requires minimum compensation totaling $445,000 annually through December 31, 2010.  Our Senior Vice President and Chief Financial Officer has an employment contract for a three-year term through on May 31, 2009 and provides for minimum compensation of $240,000 annually.  Our Senior Vice-President of Operations employment contract is through April 30, 2008 and provides for minimum compensation of $200,000 annually.  Our Senior Vice President, General Counsel and Corporate Secretary has an employment contract through July 11, 2007 and provides for minimum compensation of $200,000 annually.  Our Vice President and Principal Accounting Officer has an employment contract through June 30, 2009 and provides for minimum compensation of $175,000 annually.

13.       SUBSEQUENT EVENTS

On September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The convertible preferred stock is convertible to common stock at a price of $5.75 per share and the common stock is subject to 25% warrant coverage at an exercise price of $4.79 per share.  Gross proceeds from the transactions are $80.9 million, of which $49.1 million is preferred stock and common stock is $31.8 million.

Cash proceeds from the financing have been used to repay $68.75 million in long-term debt outstanding at June 30, 2006 as discussed in Note 4, and will be used to provide working capital and for general corporate purposes, including the funding of Cano’s fiscal 2007 capital budget.

14.       SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of our operations are directly related to oil and natural gas producing activities located in Texas and Oklahoma.

Capitalized Costs Relating to Oil and Gas Producing Activities

June 30,	2006	2005
Proved oil and gas properties	$131,676,593	$15,191,769
Unproved oil and gas properties	1,500,025	1,478,093
Total capitalized costs	133,176,618	$16,669,862
Less accumulated depreciation and amortization	(2,126,049)	(454,741)

Net Capitalized Costs	$131,050,569	$16,215,121

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended June 30,	2006	2005
Acquisition of proved properties	$108,725,132	$12,444,875
Acquisition of unproved properties	21,932	1,478,093
Development costs	7,759,692	1,984,894
Workover expenses	952,612	499,686
Asset retirement costs recognized according to SFAS No. 143	118,068	27,787

Total Costs Incurred	$117,577,436	$16,435,335

Results of Operations from Oil and Gas Producing Activities

For the Fiscal Years Ended June 30,	2006	2005
Oil and gas revenues	$18,407,786	$5,481,640
Production costs	(6,865,515)	(2,730,079)
Production and ad valorem taxes	(1,295,420)	(342,796)
Depletion, depreciation and accretion	(1,779,041)	(451,446)
Unrealized loss on hedge contracts	(3,245,588)
Results of oil and gas producing operations before income taxes	$5,222,222	$1,957,319
Provision for income taxes*	(1,932,222)	—
Results of Oil and Gas Producing Operations	$3,290,000	$1,957,319

* Since we did not have a provision for federal income taxes for 2005, we did not compute a tax provision for the disclosure listed above.

Proved Reserves

Our proved oil and natural gas reserves have been estimated by independent petroleum engineers.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.  Our proved reserves are summarized in the table below.

	Crude Oil and Natural Gas Liquids Bbls.	Natural Gas Mcf
Reserves at July 1, 2004	213,245	—
Purchases of minerals in place	2,066,456	9,531,352
Revisions of prior estimates	865,587	1,036,629
Production	(89,308)	(180,069)
Reserves at June 30, 2005	3,055,980	10,387,912

Proved developed reserves	2,989,514	10,019,094

Reserves at June 30, 2005	3,055,980	10,387,912
Purchases of minerals in place	29,733,098	75,840,658
Revisions of prior estimates	1,270,383	(16,421,342)
Production	(191,700)	(705,183)
Reserves at June 30, 2006	33,867,761	69,102,045

Proved developed reserves	6,983,925	23,527,860

At July 1, 2006 and 2005, the base prices used to compute the crude oil and natural gas reserves represent the NYMEX oil and natural gas prices at June 30, 2006 and 2005, respectively. For the reserves at July 1, 2006, the crude oil and natural gas prices were $73.94 per barrel and $5.83 per MMbtu, respectively.  For the reserves at July 1, 2005, the crude oil and natural gas prices were $56.54 per barrel and $6.98 per MMbtu, respectively.

The above table identifies a 16,422,506 Mcf reduction in natural gas reserves for revisions of prior estimates.  Approximately 7,200,000 Mcf pertains to renegotiation of a natural gas purchase contract that was not finalized at June 30, 2006; therefore, these reserves were excluded at June 30, 2006, but may be included in future reserve calculations when the natural gas purchase contract is finalized.  The remaining 9,224,523 Mcf reduction is primarily due to the reassessment of natural gas production from the planned waterflood implementation in the Panhandle Field.

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board.  Such assumptions include the use of year-end prices for oil and natural gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves.  Discounted future net cash flows are calculated using a 10% rate.

As of June 30, 2006 and 2005, estimated well abandonment costs, net of salvage, are deducted from the standardized measure using year-end costs. Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values of the projected abandonment date and discounted using a risk-adjusted rate at the time the well is drilled or acquired.

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and natural gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

The standardized measure of discounted estimated future net cash flows related to proved crude oil and natural gas reserves at June 30, 2006 and 2005 is as follows:

Standardized Measure of Discounted Future Cash Flows:

	2006	2005
Future cash inflows	$2,812,728,000	$222,665,000
Future production and development costs	(893,798,000)	(123,360,000)
Future income taxes	(694,500,000)	(31,606,000)
Future net cash flows	1,224,430,000	67,699,000
10% annual discount	(881,966,000)	(37,160,000)
Standardized measure of discounted net cash flows	$342,464,000	$30,539,000

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended June 30, 2006 and 2005 are as follows:

Changes in Standardized Measure of Discounted Future Cash Flows:

	2006	2005
Balance at July 1	$30,539,000	$1,500,000
Net changes in prices and production costs	32,650,000	315,000
Net changes in future development costs	(48,006,000)	(1,680,000)
Sales of oil and gas produced, net	(10,247,000)	(2,409,000)
Purchases of reserves	575,835,000	43,280,000
Revisions of previous quantity estimates	(19,929,000)	2,164,000
Previously estimated development costs incurred	7,760,000	1,985,000
Net change in income taxes	(213,131,000)	(14,833,000)
Accretion of discount	3,054,000	233,000
Other	(16,061,000)	(16,000)
Balance at June 30	$342,464,000	$30,539,000

**************************