Form 10-Q
period 2006-09-30
CANO PETROLEUM, INC
filed 2006-11-14
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 001-32496

CANO PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Burnett Plaza
801 Cherry Street, Suite 3200
Fort Worth, TX 76102
(Address of principal executive offices)

(817) 698-0900
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  32,308,894 shares of common stock, $.0001 par value per share, as of November 13, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,481,893	$644,659
Accounts receivable	3,047,868	3,563,649
Derivative assets	1,760,952	1,176,959
Prepaid assets	537,642	205,349
Inventory	335,966	396,081
Other current assets	136,123	641,759
Total current assets	12,300,444	6,628,456

Oil and gas properties, successful efforts method	135,182,377	133,176,618
Less accumulated depletion and depreciation	(2,983,929)	(2,126,049)
Net oil and gas properties	132,198,448	131,050,569

Fixed assets and other, net	6,578,581	6,778,055
Derivative assets	1,657,888	1,705,855
Goodwill	785,796	785,796
TOTAL ASSETS	$153,521,157	$146,948,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,928,274	$2,304,198
Oil and gas payable	750,752	1,399,047
Accrued liabilities	671,679	321,183
Taxes payable	623,440	419,692
Current portion of asset retirement obligations	20,186	19,809
Total current liabilities	3,994,331	4,463,929
Long-term liabilities
Long-term debt	—	68,750,000
Asset retirement obligations	1,597,531	1,587,569
Taxes payable non-current	33,000	—
Deferred tax liability	31,323,000	31,511,000
Total liabilities	36,947,862	106,312,498

Temporary Equity
Series D convertible preferred stock, liquidation preference of $49,116,000	46,269,287	—

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $.0001 per share; 50,000,000 authorized; 33,577,188 and 32,308,894 shares issued and outstanding at September 30, 2006, respectively; and 26,987,941 and 25,719,647 shares issued and outstanding at June 30, 2006, respectively.	3,344	2,685
Additional paid-in capital	83,358,311	53,054,699
Accumulated deficit	(12,486,915)	(11,850,419)
Treasury stock, at cost; 1,268,294 shares held in escrow	(570,732)	(570,732)
Total stockholders’ equity	70,304,008	40,636,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,521,157	$146,948,731

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30
	2006	2005
Operating Revenues:
Crude oil and natural gas sales	$8,653,673	$1,945,959

Operating Expenses:
Lease operating expenses	2,947,594	750,173
Production and ad valorem taxes	651,366	109,672
General and administrative, including stock compensation expense of $218,693 and $149,625, respectively	3,190,533	1,376,916
Accretion of asset retirement obligations	33,444	20,594
Depletion and depreciation	1,015,164	146,789
Total operating expenses	7,838,101	2,404,144

Income (loss) from operations	815,572	(458,185)

Other income (expenses):
Interest expense	(1,891,259)	—
Unrealized gain on hedge contracts	536,026	—
Interest income and deductions, net	16,769	228
Total other income (expenses)	(1,338,464)	228

Loss before income taxes	(522,892)	(457,957)

Income tax benefit	155,000	—

Net loss	(367,892)	(457,957)

Preferred stock dividend	268,604	—

Net loss applicable to common stock	$(636,496)	$(457,957)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	26,043,250	18,014,597

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)
JULY 1, 2006 THROUGH SEPTEMBER 30, 2006
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at July 1, 2006	25,719,647	$2,685	$53,054,699	$(11,850,419)	1,268,294	$(570,732)	$40,636,233

Net proceeds from issuance of common shares	6,584,247	$659	$29,936,874	—	—	—	$29,937,533

Common stock issued for preferred stock dividend	—	—	148,045	—	—	—	148,045

Stock based compensation	5,000	—	218,693	—	—	—	218,693

Preferred stock dividend	—	—	—	(268,604)	—	—	(268,604)

Net loss	—	—	—	(367,892)	—	—	(367,892)

Balance at September 30, 2006	32,308,894	$3,344	$83,358,311	$(12,486,915)	1,268,294	$(570,732)	$70,304,008

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flow from operating activities:
Net loss	$(367,892)	$(457,957)
Adjustments needed to reconcile to net cash flow provided by (used in) operations:
Unrealized gain on hedge contracts	(536,026)	—
Accretion of asset retirement obligations	33,444	20,594
Depletion and depreciation	1,015,164	146,789
Stock compensation expense	218,693	175,683
Deferred income tax benefit	(155,000)	—
Amortization of debt issuance and prepaid assets costs	923,255	—

Changes in assets and liabilities relating to operations:
Derivative assets	—	—
Accounts receivable	515,781	(150,877)
Inventory	60,115	(143,412)
Accounts payable	(1,024,219)	(207,221)
Accrued liabilities	554,244	126,226
Prepaid assets	(332,323)	—
Other current assets and liabilities	(69,328)	(39,701)

Net cash provided by (used) in operations	835,908	(529,876)

Cash flow from investing activities:
Additions to oil and gas properties	(1,952,219)	(454,943)
Additions to fixed assets and other	(369,875)	(261,774)
Acquisition of additional Davenport revenue interest	(133,400)	—
Net cash used in investing activities	(2,455,494)	(716,717)

Cash flow from financing activities:
Paydown long-term debt	(68,750,000)	—
Proceeds from issuance of preferred stock, net	46,269,287	—
Proceeds from issuance of common stock and warrants, net	29,937,533	18,461,453
Net cash from financing activities	7,456,820	18,461,453

Net increase in cash and cash equivalents	5,837,234	17,214,860

Cash and cash equivalents at beginning of period	644,659	145,489

Cash and cash equivalents at end of period	$6,481,893	$17,360,349

Supplemental disclosure of noncash transactions:
Common stock issuable upon conversion for preferred stock dividend	$148,045	$—

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2,196,081	$—

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Cano Petroleum, Inc. are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Cano’s Form 10-KSB dated June 30, 2006.

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

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 for our fiscal year ending June 30, 2008.

2.              PREFERRED AND COMMON STOCK FINANCINGS

On September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock upon conversion for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The convertible preferred stock is convertible to common stock at a price of $5.75 per share and the common stock was subject to 25% warrant coverage at an exercise price of $4.79 per share.  If any Series D Convertible Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Series D Convertible Preferred Stock for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued dividends and PIK dividends.  Gross proceeds from the transactions are $80.9 million, of which $49.1 million is preferred stock, and common stock and warrants are $31.8 million.  Net proceeds were $76.2 million after deducting for issuance costs of $4.7 million.

The warrant component totals 1,646,061 common shares and is exercisable at $4.79 per share.  The exercise period commences on March 5, 2007 and expires on March 6, 2008.  We computed the fair value of the warrants at September 6, 2006 as approximately $2.3 million based on the Black-Scholes model assuming the warrants will be exercised prior to the March 6, 2008 expiration date, using a 53% expected volatility factor, a risk-free rate of 4.92% and assuming no expected dividend yield.  We have included the fair value of the warrants in Additional Paid-In Capital on our consolidated balance sheet as of September 30, 2006.

Cash proceeds from the financings were used to repay long-term debt (see Note 3), general corporate purposes and to fund our capital expenditures.

We were required to file a Form S-1 registration statement with the Securities and Exchange Commission (“SEC”), which was filed on October 13, 2006 and has not been declared effective yet.  We may be subject to a penalty of 1.5% of the gross proceeds if we do not obtain SEC effectiveness of the Form S-1 within 120 days of the September 6, 2006 closing date and an additional 1.5% for every 30 days it is not effective.  In addition, subject to certain exceptions, once the registration statement is effective, we are to maintain its effectiveness, and if the effectiveness is not maintained, then we must pay 1.5% of the gross proceeds and an additional 1.5% for every 30 days it is not maintained.  The maximum aggregate of all registration delay payments is 10% of the gross proceeds.

Pursuant to the terms of the preferred stock and subject to certain exceptions, if we issue or sell common stock at a price less than the conversion price (currently $5.75 per share) in effect immediately prior to such issuance or sale, the conversion price shall be reduced.  If such an issuance is made prior to June 6, 2007, the conversion price will be lowered to the average of the conversion price and the issue or sale price.  If such an issuance is made on or after June 6, 2007, the conversion price will be lowered to the issue or sale price.  The above described adjustments are not triggered by issuances or sales involving the following: (i) shares issued in connection with an employee benefit plan; (ii) shares issued upon conversion of the Series D Convertible Preferred Stock; (iii) shares issued upon exercise of the warrants issued on September 6, 2006; (iv) shares issued in connection with a firm commitment underwritten pubic offering with gross proceeds in excess of $50,000,000; (v) shares issued in connection with any strategic acquisition or transaction; (vi) shares issued in connection with any options or convertible securities that were outstanding on August 25, 2006; or (vii) shares issued in connection with any stock split, stock dividend, recapitalization or similar transaction.

Upon a voluntary or involuntary liquidation, dissolution or winding up of Cano or such subsidiaries of Cano the assets of which constitute all or substantially all of the assets of the business of Cano and its subsidiaries taken as a whole, the holders of the Series D Convertible Preferred Stock shall be entitled to receive an amount per share equal to $1,000 plus dividends owing on such share prior to any payments being made to any class of capital stock ranking junior on liquidation to the Series D Convertible Preferred Stock.

In accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and EITF D-98 “Classification and Measurement of Redeemable Securities”, the issuance of preferred stock is accounted for as temporary equity.

For the three months ended September 30, 2006, the preferred dividend was $268,604, of which $148,045 pertained to holders of the PIK dividend option.

The amount of common shares issued and outstanding is summarized as follows:

Issued shares as of June 30, 2006	26,987,941
Shares issued in private placement (above)	6,584,247
Contingently issued shares (Note 6)	5,000
Issued shares as of September 30, 2006	33,577,188
Management shares returned to Treasury Stock (Note 6)	(1,268,294)
Outstanding shares as of September 30, 2006	32,308,894

3.              LONG-TERM DEBT

Cash proceeds from the financings discussed in Note 2 have been used to repay $68.75 million of long-term debt outstanding at June 30, 2006, consisting of amounts due under the Senior and Subordinated Debt Agreements of $53.75 million and $15 million, respectively.  Due to repaying the $15 million outstanding balance on the Subordinated Debt Agreement, this debt facility has been permanently retired.  The Senior Credit Agreement, with an unused borrowing base of $55 million after the pay down, is our only remaining source of debt.  At September 30, 2006, we had no outstanding long-term debt and we were in compliance with the covenants stated in our Senior Debt Agreement.

4.              DERIVATIVE HEDGING CONTRACTS

Pursuant to our senior credit agreement, we are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas. The objective of the hedging contracts is to reduce our exposure to commodity price risk associated with expected oil and natural gas production. By achieving this objective we intend to protect the outstanding debt amounts and maximize the funds available under our existing debt agreement, which should enable us to support our annual capital budgeting and expenditure plans.

During our fiscal year ended June 30, 2006, we paid $6.1 million to enter into financial contracts to set price floors, as summarized in the table below.

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

We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial hedging contracts. We anticipate, however, that our counterparty, Union Bank of California, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparties. At September 30, 2006, we had a receivable balance due from our counterparties amounting to $280,144.

Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations. Cash flows resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations. During the three-month period ended September 30, 2006, there were settlements under our derivative agreements due to Cano amounting to $516,329, which are included in our Consolidated Statements of Operations under “Crude oil and natural gas sales.”  The settlements were cumulative monthly payments due to Cano since the NYMEX natural gas price was lower than the $8.50 and $7.60 “floor natural gas prices.”  The cash flows relating to the derivative instruments are reflected in operating activities on our statements of cash flow.

Our mark-to-market valuations used for our derivative instruments were provided by an external source. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities,” as amended, we recorded the $6.1 million payment as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  During the three month period ended September 30, 2006, we recognized a gain on hedge contracts to our Consolidated Statements of Operations amounting to $536,026 under “Unrealized gain on hedge contracts.”  At September 30, 2006, our Derivative Assets totaled $3,418,840, of which $1,657,888 is considered long-term.

5.     ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of expected cash flows related to the liability. At September 30, 2006, our liability for ARO was $1,617,717, of which $1,597,531 is considered long-term. Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.

The following table describes the changes in our asset retirement obligations for the three months ended September 30, 2006:

Asset retirement obligation at June 30, 2006	$1,607,378
Accretion expense	33,444
Plugging costs	(23,105)
Asset retirement obligation at September 30, 2006	$1,617,717

6.           DEFERRED COMPENSATION

Management Stock Pool Agreement

As discussed in our Form 10-KSB dated June 30, 2006 pursuant to the terms of a Management Stock Pool Agreement dated May 28, 2004, the escrowed compensation and performance shares totaled 139,167 and 2,505,025 shares, respectively.  During July 2006, compensation shares totaling 139,167 were released to certain Davenport shareholders (three employees and one director).

Management believed roughly one-half of the performance shares totaling 2,505,025 shares would be released to the executive Davenport shareholders and the remaining one-half will be returned as treasury stock, subject to review, discussion and approval by the Board.

During October 2006, the Board approved the release of performance shares totaling 1,252,514 shares to the executive Davenport shareholders and the remaining 1,252,511 shares have been returned as treasury shares.

As of September 30, 2006, the Treasury Stock totaled 1,268,294 shares, consisting of the 1,252,511 performance shares which have been returned as treasury stock, as previously discussed, and 15,783 compensation shares forfeited by a former employee.

Contingently Issued Shares from the 2005 LTIP

As of September 30, 2006, we have issued 145,000 restricted shares to key employees from our 2005 LTIP, as discussed in our Form 10-KSB dated June 30, 2006.  This includes 5,000 shares issued to a key employee during August 2006.  A summary of the restricted shares issued through September 30, 2006 is as follows:

		Weighted
		Average
	Shares	Grant Price	Fair Value
Outstanding at 6/30/06	140,000	$5.62	$786,800
Shares granted during August 2006	5,000	$5.03	$25,150
Outstanding at 9/30/06	145,000	$5.60	$811,950

The restricted shares will vest to the individual employees based on future years of service ranging from one to three years depending on the life of the award agreement.  The fair value is based our actual stock price on the date of grant multiplied by the number of restricted shares granted.  As of September 30, 2006, the unrealized value of the restricted shares amounted to $689,268.  In accordance with SFAS Nos. 123(R), we have expensed $93,377 to stock compensation expense for the three months ended September 30, 2006 based on amortizing the fair value over the appropriate service period.

7.              STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used.  We adopted SFAS 123(R) beginning July 1, 2006.  Since we had expensed stock options granted to employees in accordance with SFAS 123, we do not believe that the adoption of SFAS No. 123(R) will materially impact our operating results, financial position, or our future cash flows.

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

On April 1, 2005, we adopted the 2005 Directors’ Stock Option Plan (“Plan”). On April 1, 2005, pursuant to the Plan, we granted stock options to our five non-employee directors to each purchase 25,000 shares of common stock. The options granted under the Plan totaled 125,000 shares. These options have an exercise price of $4.13 per share. The options vested on April 1, 2006, and expire on April 1, 2015.  During August 2006, options totaling 25,000 shares were forfeited by a former board member.

On September 16, 2005, we granted stock options to James K. Teringo, Jr., our Senior Vice President, General Counsel and Corporate Secretary to purchase 50,000 shares of common stock. These options have an exercise price of $3.98 per share. The options had a fair value of $81,428 and vested on July 11, 2006, and expire on September 16, 2015.

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

During April 2006 and June 2006, we granted options totaling 227,185 shares to our employees under the 2005 LTIP.  Options totaling 90,000 shares were granted and 45,000 vested on April 1, 2006 and the exercise price was $9.55 per share.  The remaining 45,000 shares were forfeited during July 2006.  On June 21, 2006, options totaling 137,185 shares were granted and vest on June 21, 2009, with an exercise price of $5.15 per share.  During September 2006, 10,250 of these shares were forfeited.

On August 11, 2006, under the 2005 LTIP, 15,000 options were granted to two non-employee directors. The options granted to these two directors under the 2005 LTIP totaled 30,000 shares.  The exercise price is $5.06 per share. These granted options vest on August 11, 2007 if such persons are still directors or an employee on this date.

A summary of options as of September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at 6/30/06	577,185	$5.66
Shares granted	30,000	$5.06
Shares forfeited or expired	(80,250)	$7.61
Outstanding at 9/30/06	526,935	$5.38

Total options exercisable at September 30, 2006 amounted to 245,000 shares and had a weighted average exercise price of $5.07.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

Pursuant to SFAS No. 123(R), Accounting for Stock-Based Compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of our common stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected lives of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected dividend yield reflects our intent not to pay dividends on our common stock during the contractual periods.  The fair values of options granted through September 30, 2006 and 2005 along with the factors used to calculate the fair values of those options are summarized in the table below:

	Three Months Ended September 30,
	2006	2005
No. of shares	326,935	200,000
Risk free interest rate	4.44 – 5.15%	4.02 - 4.27%
Expected life	4 years	4 years
Expected volatility	48.8 – 53.8%	41.9 – 51.5%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value – exercise prices equal to market value on grant date	$3.09	$—
Weighted average grant date fair value – exercise prices greater than market value on grant date	$2.60	$1.63
Weighted average grant date fair value – exercise prices less than market value on grant date	$—	$1.75

In accordance with the provisions of SFAS 123(R), for the three-month periods ended September 30 2006 and 2005, we have recorded a charge to stock compensation expense of $125,316 and $26,058, respectively, for the estimated fair value of the options granted to our directors and employees.

The following is a summary of stock options outstanding at September 30, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$4.00	50,000	8.71	50,000
$4.13	100,000	8.51	100,000
$3.98	50,000	8.97	50,000
$6.30	125,000	9.21	—
$9.55	45,000	9.51	45,000
$5.15	126,935	9.73	—
$5.06	30,000	9.87	—
$5.38	526,935	9.26	245,000

Based on our $4.04 stock price at September 30, 2006, the intrinsic value of the options was an insignificant amount.

8.              NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	September 30, 2006	September 30, 2005
Stock options	526,935	200,000
Warrants	1,646,062	—
Preferred stock	8,541,913	—

The shares of common stock underlying the stock options, warrants and the preferred stock, as shown in the preceding table, are not considered for the three months ended September 30, 2006 and 2005 as their effects would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for the three months ended September 30, 2006 and 2005 were 26,043,250 shares and 18,014,597 shares, respectively.   The shares at September 30, 2006 and 2005 excluded for (i) shares of common stock underlying stock options (see Note 7), warrants and preferred stock, and (ii) contingently issuable shares were 2,665,808 and 2,659,975, respectively, as discussed in Note 6.

9.              RELATED PARTY TRANSACTIONS

During August 2006, we acquired an additional 2.0% overriding royalty interests from THEprivate Energy Company, Inc. (formerly Cano Energy Corporation) for $133,400.  We paid

$66,700 per percentage of net revenue for these royalty interests, which is consistent with the price we paid for prior royalty interests we acquired from THEprivate Energy Company, Inc. during December 2005 and during January 2006.

S. Jeffrey Johnson, our Chairman of the Board and Chief Executive Officer, is a 30% shareholder in THEprivate Energy Company, Inc. The terms of the purchase were supported by a valuation established by our independent engineer.  This purchase was approved by our Board pursuant to a recommendation by our Audit Committee.

We have entered into an agreement to be a lead sponsor of a television production called Honey Hole All Outdoors. As part of the sponsorship, we paid $37,500 during the three months ended September 30, 2006 to R.C. Boyd Enterprises, the owner of Honey Hole All Outdoors. Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board.

10.       INCOME TAXES

Our income tax benefit is as follows:

	Quarter Ended September 30,
	2006	2005
Income tax payable – non-current
Federal	$—	$—
State	(33,000)	—
Total income tax benefit – non-current	(33,000)	—
Deferred income tax benefit
Federal	186,120	—
State	1,880	—
Total deferred tax benefit	188,000	—
Total income tax benefit	$155,000	$—

The difference between our benefit from income taxes recorded on the statements of operations and the tax computed using statutory rates primarily comprises state taxes and adjustments to the valuation allowance.

 At September 30, 2006, we have recorded a total deferred tax liability of $31.3 million, which resulted primarily from the acquisition of WO Energy, as discussed in our Form 10-KSB dated June 30, 2006. A schedule showing the significant components of the net deferred tax liability as of September 30, 2006 is as follows:

	September 30, 2006	June 30, 2006
Deferred tax assets:
Deferred compensation expense	$913,000	$834,000
Net operating loss carryovers	5,171,000	4,680,000
Other	228,000	216,000
	6,312,000	5,730,000
Less: valuation allowance	(792,000)	(792,000)
Total deferred tax assets	5,520,000	4,938,000

Deferred tax liabilities:
Difference in book and tax bases:
Acquired oil and gas properties	(36,334,000)	(35,950,000)
Other properties	(509,000)	(499,000)
Total deferred tax liabilities	(36,843,000)	(36,449,000)
Net deferred tax liability	$(31,323,000)	$(31,511,000)

At September 30, 2006, Cano had net operating loss (“NOL”) carryforwards for tax purposes of approximately $14.4 million. The remaining net operating losses principally expire in 2024 and 2025. Of the $14.4 million, $2.2 million will be unavailable to offset any future taxable income due to limitations from change in ownership as defined in Section 382 of the Internal Revenue Service (“IRS”) code. Accordingly, our valuation allowance reflects the unavailable $2.2 million NOL.

11.       COMMITMENTS AND CONTINGENCIES

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

The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages, including, but not limited to, damages for damage to their land and livestock, certain expenses related to fighting the fire and certain remedial expenses. In addition, the plaintiffs seek (i) termination of certain oil and natural gas leases, (ii) reimbursement for their attorney’s fees and (iii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. The owner of the remainder of the mineral lease, Texas Christian University, has intervened in the suit joining the plaintiffs’ request to terminate certain oil and natural gas leases.

Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. There are 43 plaintiffs and four groups of interveners that claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County.

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

On July 3, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1928, Rebecca Lee Martinez, et al v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd., and W.O. Energy, Inc. The plaintiffs claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to its oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages for the wrongful death of two individuals who they claim died as a result of the fire. Additional heirs and relatives of one of the decedents have intervened in this case seeking similar claims.

Due to the inherent risk of litigation and the fact that this case is in the early stages of discovery, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Cause No. 34423 Yolanda Villareal, Individually and on behalf of the Estate of Gerardo Villareal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd., and W.O. Energy, Inc. The plaintiffs claim that the electrical wiring and equipment of Cano Petroleum, Inc. or certain of its subsidiaries relating to its oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages for the wrongful death of Gerardo Villareal who they claim died as a result of the fire. Relatives of Roberto Chavira have intervened in the case alleging similar claims regarding the death of Roberto Chavira.

Due to the inherent risk of litigation and the fact that this case is in the early stages of discovery, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On June 20, 2006, the following lawsuit was filed in the United States District Court for the Northern District of Texas, Fort Worth Division, C.A. No.4-06cv-434-A, Mid-Continent Casualty Company, Plaintiff, vs. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating Company, Ltd. and W.O. Energy, Inc. seeking a declaration that the plaintiff is not responsible for pre-tender defense costs and that the plaintiff has the sole and exclusive right to select defense counsel and to defend, investigate, negotiate and settle the litigation described above and on September 18, 2006, the First Amended Complaint for Declaratory Judgment was filed with regard to the cases described above.  Cano and its subsidiaries were served with the lawsuit between September 26-28, 2006.  In the First Amended Complaint, the plaintiff seeks a declaratory judgment that includes requests for the following declarations: (i) the plaintiff is not obligated to pay for the defendant’s personal counsel from the date the plaintiff offered an unqualified defense and retained independent counsel to represent the defendants; (ii) the plaintiff retains the sole and exclusive right to select and retain lead counsel at plaintiff’s expense and to defend, investigate, negotiate and settle the litigation; (iii) the plaintiff is entitled to reimbursement for all attorney’s fees and expenses paid to Cano, or that the amounts previously paid to Cano are in satisfaction of any obligation owing Cano, or that any obligation to pay Cano’s counsel is only owed as reasonably and necessarily incurred by Cano; and (iv) the plaintiff is entitled to recovery of its reasonable attorney’s fees and costs incurred in connection with the lawsuit.

As of November 13, 2006, we have received from the plaintiff reimbursements of approximately $726,000. The plaintiff may attempt to recover such reimbursements from us. We do not believe that it is probable that we will be required to repay such amounts. Cano is vigorously defending itself and its subsidiaries.

Other

We concluded an investigation of an alleged breach of fiduciary duties and / or fraud by a senior executive involving fraudulent sales to Cano of equipment and materials.  We quantified economic damage to Cano resulting from these fraudulent transactions as approximately $225,000. On November 9, 2006, the senior executive resigned his employment in connection with this investigation.

On November 9, 2006, Cano entered into a settlement and mutual release agreement with Morris R. Greenhaw, Morris R. Greenhaw Oil & Gas, Inc., Saroco, Inc., KenMor Properties, LLC and Kenneth K. Laughlin regarding various claims and rights of the parties asserted against each other in connection with Cano's acquisition of Square One Energy, Inc. and Square One’s development plans for the Desdemona Field.   As part of the settlement, a lawsuit for indemnification brought by Morris R. Greenhaw, Morris R. Greenhaw Oil & Gas, Inc. and Kenneth K. Laughlin (collectively, the “Litigation Parties”) against Cano, et al., was dismissed with prejudice in exchange for Cano’s agreement to pay reasonable attorneys fees and costs of the Litigation Parties through September 30, 2006 in the approximate amount of $220,000 and future reasonable attorneys fees and cost incurred by them in connection with a lawsuit brought against the Litigation Parties by the Chapter 7 Trustee of the Greenhaw Energy, Inc. estate.  In addition, the settlement agreement provided for a $690,000 payment to Morris R. Greenhaw for a three year compressor site lease in the Desdemona Field, a waiver of his right to challenge Square One’s development plans for the Desdemona Field and a waiver of his right to require burial of current pipelines on the surface of his property in the Desdemona Field.

Occasionally, we are involved in other various lawsuits and certain governmental proceedings arising in the ordinary course of business. Our management does not believe that the ultimate resolution of any current matters that are not set forth above, including due to the existence of insurance coverage, indemnification and escrow accounts, will have a material effect on our financial position or results of operations. Except as set forth above regarding the breach of fiduciary duties and/or fraud by a senior executive, none of our directors, officers or affiliates, owners of record or beneficially of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Environmental

 To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Item 2. Management’s Discussion and Analysis on Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques.

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

Growth Strategy

We are a growing independent oil and natural gas company that intends to actively pursue enhanced oil recovery techniques to increase production and reserves at our existing properties acquired in the future.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.  We use waterflooding and enhanced oil recovery (“EOR”) methods, such as surfactant-polymer technology.

During our first two years of operations, our primary focus was to achieve growth through acquiring existing, mature oil and natural gas fields.  We believe the portfolio of oil and natural gas properties that we have acquired thus far provide ample opportunities to apply waterflooding and EOR technology.  The potential of these assets is discussed in our Form 10-KSB dated June 30, 2006 - “Management’s Discussion and Analysis—- Proved Reserves.”  During the next twelve months, our emphasis is to achieve growth by developing our existing oil and natural gas properties through development activities such as waterflooding and EOR technology.  These development activities are more clearly defined later in this section under “Capital Spending Plan for Fiscal Year 2007.”

Liquidity and Capital Resources

As discussed in Note 2, on September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock upon conversion for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The convertible preferred stock is convertible to common stock at a price of $5.75 per share and the common stock was subject to 25% warrant coverage at an exercise price of $4.79 per share.  If any Series D Convertible Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Series D Convertible Preferred Stock for the redemption amount in cash equal to the stated value of the Series D Convertible Preferred Stock, plus accrued dividends and PIK dividends.  Gross proceeds from the transactions are $80.9 million, of which $49.1 million is preferred stock, and common stock and warrants are $31.8 million.  Net proceeds were $76.2 million after deducting for issuance costs of $4.7 million.

The warrant component totals 1,646,061 common shares and is exercisable at $4.79 per share.  The exercise period commences 180 days after September 6, 2006 and expires on March 6, 2008.  We computed the fair value of the warrants at September 6, 2006 as approximately $2.3 million based on the Black-Scholes model.  We have included the fair value of the warrants in Additional Paid-In Capital.

Cash proceeds from the financings were used to repay $68.75 million of long-term debt as discussed in Note 3, general corporate purposes and to fund our fiscal 2007 capital expenditures.  The subordinated debt has been permanently retired.  The Senior Credit Agreement, with an unused borrowing base of $55 million after the pay down, is our only remaining source of debt.  At September 30, 2006, we had no outstanding long-term debt.

At September 30, 2006, our cash balance was $6.5 million.  For the quarter ended September 30, 2006, we generated cash from operations of $1.1 million, which is an improvement as compared to the $0.5 million used in operations for the three months ended September 30, 2005.  This is largely due to improved earnings as discussed under “Results of Operations.”

We believe the combination of cash on hand, cash flow generated from operations, and available senior debt of $55 million is sufficient to finance our $41 million capital expenditure program as further discussed below in the section titled “Capital Spending Plan for Fiscal Year 2007.”

Hedging Activities

As discussed in Note 4, pursuant to our senior credit agreement, we are required to enter into financial contracts to hedge our exposure to commodity price risk associated with expected oil and natural gas production. For the remainder of calendar year 2006; and calendar years 2007 and 2008, the hedged production amounts, as expressed in barrels of oil equivalent per day, are 1,026; 963, and 899, respectively. We entered into financial contracts to set the following price floors for calendar years 2006 through 2008:

•                  Crude oil production of $60/barrel for 2006, and $55 - $60/barrel for 2007 and 2008.

•                  Natural gas production of $7.60 - $8.50/mcf, $7.60 - $8.00/mcf, and $7.50 - $7.60/mcf for 2006, 2007, and 2008, respectively.

We have no derivative hedging contracts that set a price ceiling. Therefore, we are entitled to 100% of our revenue receipts and, if crude oil and natural gas NYMEX prices are lower than the price floor, we will be reimbursed for the difference between the NYMEX price and floor price.

Capital Spending Plan for Fiscal Year 2007

Our capital spending plan for the twelve months ended June 30, 2007, excluding potential acquisitions, is projected to be $41 million to implement developmental projects at our existing fields to increase reserves and production.  Of this amount, $2.2 million has been spent for the quarter ended September 30, 2006.  Our capital spending plan is summarized as follows:

Panhandle Field.  We intend to implement a pilot waterflood injection operation.  This will involve drilling eleven new wells, converting 29 existing wells to water injection, securing water rights, and designing new facilities.  We expect to see increased production during the quarter ending June 30, 2007.  If the pilot is proved successful, we intend to expand the waterflood injection operation to the entire field.

Desdemona Field.  We intend to implement a waterflood injection operation to the entire field.  This will involve drilling seven new wells, converting existing wells to water injection, securing water rights, and designing new facilities. . We expect to see increased production from the waterflood injection during the quarter ending June 30, 2007. We also intend to drill ten natural gas wells into the Marble Falls and Barnett Shale formations.  To date, we have recompleted three gas wells.  We expect to see increased production during the quarter ended March 31, 2007.

Corsicana Field.  This field has had a proven surfactant-polymer chemical injection pilot.  We intend to re-implement a prior waterflood injection operation to the entire field.  This will involve drilling 11 new wells, converting existing wells to water injection, securing water rights, and designing new facilities.  To date, we have drilled 7 new wells.  We plan to reinstate waterflooding by the end of the quarter ending March 31, 2007.  We expect to see increased production during the quarter ending March 31, 2007. We intend to implement a surfactant-polymer chemical injection during the quarter ending June 30, 2007.

Nowata Field.  This field is currently being waterflooded.  We intend to return up to 15 existing wells to production and to optimize the waterflood.  We intend to implement a surfactant-polymer chemical injection pilot project during the quarter ended June 30, 2007.  We expect to see a production response during the quarter ending December 31, 2007.

Davenport Field.  This field is currently being waterflooded.  We intend to workover and bring 24 existing non-producing wells to production, and to implement 11 water injecting wells to optimize waterflood operations.  We expect to see increased production during the quarter ending March 31, 2007.  We are also evaluating this field for surfactant-polymer injection.  This evaluation, coupled with the knowledge gained from the Corsicana and Nowata fields, is expected to enhance its value as a surfactant-polymer candidate.

Results of Operations

Overall

For the quarter ended September 30, 2006 (“current quarter”), we had a loss applicable to common stock of $0.6 million, which was $0.1 million lower as compared to the $0.5 million loss applicable to common stock incurred for the quarter ended September 30, 2005 (“prior year quarter”).

The following table summarizes the differences between the two quarters.

	September 30,		Increase
Amounts in $millions	2006	2005	(Decrease)
Results of oil and gas producing operations excluding hedging loss	$4.0	$0.9	$3.1
Gain on hedge contracts	0.5	—	0.5
Less the following items:
General and administrative expenses	3.2	1.4	1.8
Interest expense, net	1.9	—	1.9
Other expense (income)	(0.3)	—	(0.3)
Preferred stock dividend	0.3	—	0.3
Net loss applicable to common stock	$(0.6)	$(0.5)	$(0.1)

Results of oil and natural gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depletion and depreciation. The $3.1 million increase in the current quarter is attributed to:

•                  Including three months of operating results from the Panhandle Field (i.e. WO Energy) and the Pantwist Properties which contributed $2.6 million to net operating income.  The prior year quarter does not include the operating results from these two oil and natural gas properties.

•                  Improved operating results from our Davenport, Rich Valley, Desdemona, and Nowata Fields, primarily due to higher oil and natural gas prices received and increased sales.

The other factors will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter ended September 30, 2006 and 2005.

	Quarter Ended September 30,		Increase
	2006	2005	(Decrease)
Operating Revenues	$8,653,673	$1,945,959	$6,707,714
Sales
• Oil (MBbls)	73	28	45
• Gas (MMcf)	376	42	334
• Total (MBOE)	136	35	101
Average Price
• Oil ($/ Bbl)	$68.94	$60.36	$8.58
• Gas ($/ Mcf)	$8.40	$6.22	$2.18

The current quarter operating revenues of $8.6 million represent an improvement of $6.7 million as compared to the prior year quarter of $1.9 million. The $6.7 million improvement is primarily attributable to including three months of operating revenue from the Panhandle Field and the Pantwist Properties ($5.9 million of revenue and 99 MBOE of sales); the higher prices received for oil and natural gas sales; and

increased sales from other fields. The average price we received for crude oil sales is generally at or above market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.

Operating Expenses

For the current quarter, our total operating expenses were $7.8 million, or $5.4 million higher than the prior year quarter of $2.4 million. The $5.4 million increase is primarily attributed to including three months of Panhandle Field and Pantwist Properties operating expenses totaling $3.2 million, higher general and administrative expenses of $1.8 million, and higher other operating expenses of $0.4 million.

Our lease operating expenses (“LOE”) consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities. For the current quarter, the LOE per BOE was $21.34 as compared to $21.56 per LOE for the prior year quarter.  The current quarter LOE per BOE of $21.34 per BOE is an improvement as compared to the LOE per BOE of $22.32 that we incurred for the twelve month period ended June 30, 2006. We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle. Since our acquisitions are mature fields, we will initially focus on implementing the necessary operational improvements to improve operating efficiency. Based on management’s past experience, it generally requires up to twelve months to fully analyze the acquired field and spend the necessary funds to improve the field operations to meet our operational standards.  We expect these expenditures should lead to increased operational efficiency and reduced operating expenses in future periods.

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the current quarter, our G&A expenses totaled $3.2 million, which is $1.8 million higher than the prior year quarter. The primary contributors to the $1.8 million increase was increased labor and staffing costs of $0.5 million; higher legal fees to comply with regulatory requirements and for litigation of $0.6 million; and increased fees of $0.3 million for accounting services for year-end audit and to achieve full compliance the Section 404 of the Sarbanes-Oxley Act.

Gain on Hedging Contracts

As discussed in Note 4 to the financial statements, during our fiscal year ended June 30, 2006, we entered into financial contracts to set price floors for crude oil and natural gas. In accordance with SFAS 133, we recorded a Gain on Hedging Contracts of $0.5 million to reflect the fair value of the derivative instruments as of September 30, 2006. By their nature, these derivative instruments can be highly volatile to our earnings. A five percent change in these prices for our derivative instruments can impact earnings by approximately $170,000.  We did not have hedging contracts during the three months ended September 30, 2005.

Also, during the current quarter, as discussed in Note 4, there were settlements under our derivative agreements due to Cano amounting to $0.5 million. The settlements were cumulative monthly payments due to Cano since the NYMEX gas price was lower than the $8.50 and $7.60 “floor natural gas prices.”

Interest Expense

The interest expense we incurred in the current quarter of $1.9 million resulted directly from senior and subordinated credit agreements as discussed in Note 3.  Our interest expense also includes $0.5 million for previously deferred financing costs pertaining to our subordinated credit agreement since we have permanently retired this credit agreement, as discussed in Note 3.  We did not have credit agreements during the prior year quarter.

Deferred Income Tax Benefit

As of September 30, 2006, we had a net deferred tax liability of $31.3 million.  This represents deferred tax benefits from generation of net operating losses because a valuation allowance against such items is not required. We review our deferred tax assets at least quarterly and record a valuation allowance against those assets when we conclude that it is more likely than not that those assets will expire without being utilized. For the current quarter, we recorded an income tax benefit of $155,000.  We did not record income taxes for the prior year quarter.

Preferred Stock Dividend

The preferred stock dividend of $0.3 million resulted from the preferred stock financing, which was completed on September 6, 2006, as discussed in Note 2.  Since we did not issue preferred stock during the three months ended September 30, 2005, there were no preferred stock dividends during the prior year quarter.

New Accounting Pronouncements

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 in our June 30, 2008 fiscal period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Since on June 30, 2006, we were a “small business issuer,” we did not have to include in our Form 10-KSB “Quantitative and Qualitative Disclosures About Market Risk” as of June 30, 2006.  Now that we are no longer a “small business issuer,” we have provided “Quantitative and Qualitative Disclosures About Market Risk” as of June 30, 2006 and with material updates through September 30, 2006.

Commodity Risk

The Company’s revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions. Pursuant to our senior credit agreement, we are required to enter into financial contracts to hedge approximately two-thirds of our production at specified floors for oil and natural gas between $55 and $60 per barrel and between $7.50 and $8.50 per Mcf.  Therefore, for the hedged production, we will receive at least the floor prices.  Approximately one-third of our production is not subject to the floors and is subject to the volatility and price fluctuations of oil and natural gas.

Assuming that the prices that we receive for our crude oil and natural gas production are above the above described floors, based on our actual fiscal year sales volumes for the year ended June 30, 2006, a 10% decline in the prices we receive for our crude oil and natural gas production would have had an approximate $1.4 million impact on our revenues.

Interest Rate Risk

At June 30, 2006, we had borrowings of $68.75 million outstanding under our credit agreements.  In September 2006 we repaid this indebtedness using the proceeds from our September 6, 2006 private placement.  If on our borrowings that were outstanding at June 30, 2006 there had been an increase in the interest rate of 1%, our interest expense would have increased by $687,500 annually.

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

During our fiscal year ended June 30, 2006, we paid $6.1 million to enter into financial contracts to set price floors, as summarized in Note 4.

We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial hedging contracts. We anticipate, however, that our counterparty, Union Bank of California, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparties. At June 30, 2006, we had a receivable balance due from our counterparties amounting to $161,173, and at September 30, 2006, we had a receivable due from our counterparties amounting to $280,144.

Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations. Cash flows resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations. During the twelve-month period ended June 30, 2006, there were settlements under our derivative agreements due to Cano amounting to $540,871, and during the three-month period ended September 30, 2006 there were settlements under our derivative agreements due to Cano amounting to $516,329 which are included in our Consolidated Statements of Operations under “Crude oil and natural gas sales.”  The settlements were cumulative monthly payments due to Cano since the NYMEX natural gas price was lower than the $8.50 and $7.60 “floor natural gas prices.”  The cash flows relating to the derivative instruments are reflected in operating activities on our statements of cash flow.

Our mark-to-market valuations used for our derivative instruments were based on prices that are actively quoted and provided by external sources. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $5.3 million payment as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  During the twelve month period ended June 30, 2006, we recognized losses on hedge contracts to our Consolidated Statements of Operations amounting to $3,245,588 under “Unrealized loss on hedge contracts.”  During the three month period ending September 30, 2006, we recognized a gain on hedge contracts to our Consolidated Statements of Operations amounting to $536,026 under “Unrealized gain on hedge contracts.”  At June 30, 2006, our Derivative Assets totaled $2,882,814, of which $1,705,855 is considered long-term, and at September 30, 2006, our Derivative Assets totaled $3,418,840, of which $1,657,888 is considered long-term.

If crude oil prices fell $1 below our hedged crude oil price floor, we would save approximately $100,000 due to having the crude oil price floor hedge in place.  If natural gas prices fell $1 below our hedged natural gas price floor, we would save approximately $340,000 due to having the natural gas price floor hedge in place.

Item 4. Controls and Procedures.

As discussed in our Form 10-KSB dated June 30, 2006, we did not maintain effective controls over the preparation and review of deferred tax liabilities and the related deferred income tax benefit. Specifically, this pertained to apportioning taxes between states to correctly account for the effect of changes to the state of Texas tax laws in May 2006. Internal controls have been strengthened through increased review and communication between Cano and the third-party tax preparer, which began during the preparation of the income tax accrual for the quarter ended September 30, 2006.

During the course of performing our quarter end closing procedures, as discussed in Note 11, our internal controls detected that a senior executive was involved in fraudulent sales to Cano of equipment and materials.  In the opinion of management, failure to set up adequate controls over payments to vendors represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2006.  We have implemented additional procedures to strengthen our internal controls over accounts payable processing subsequent to September 30, 2006.  The additional procedures involve additional procedures to set-up new vendors in our accounts payable system and additional review of vendor invoices prior to payment.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, chief financial officer and principal accounting officer of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, our chief executive officer, chief financial officer and principal accounting officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer, chief financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This specifically pertained to the accounts payable processing, as previously discussed.

There was no change in our internal control over financial reporting, except for strengthening internal controls over the recording of deferred income taxes, or in other factors that could affect the internal control over financial reporting during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As previously stated, we implemented additional procedures to strengthen our internal controls over accounts payable subsequent to September 30, 2006.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A. Risk Factors.

Since on June 30, 2006, we were a “small business issuer,” we did not have to include in our Form 10-KSB “Risk Factors.”  Now that we are no longer a “small business issuer,” we have provided risk factors as set forth below.

Risks Related to Our Industry

Oil and natural gas prices are volatile. A decline in prices could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for the oil and natural gas we produce and sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Historically, the markets for oil and natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market and political uncertainty and other factors that are beyond our control, including:

•                                          worldwide and domestic demands and supplies of oil and natural gas;

•                                          weather conditions;

•                                          the price and availability of alternative fuels;

•                                          the availability of pipeline capacity;

•                                          the price and level of foreign imports;

•                                          domestic and foreign governmental regulations and taxes;

•                                          the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•                                          political instability or armed conflict in oil-producing regions; and

•                                          the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves.

Government regulation may adversely affect our business and results of operations.

Oil and natural gas operations are subject to various and numerous federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, injection of substances, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. The transportation and storage of refined products include the risk that refined products and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies and private parties for natural resources damages, personal injury, or property damages and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined and unrefined products for many years. Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. As a result, we may incur substantial expenditures and/or liabilities to third parties or governmental entities which could have a material adverse effect on us.

The oil and natural gas industry is capital intensive, and we may not be able to raise the necessary capital in the future.

The oil and natural gas industry is capital intensive. We make substantial capital expenditures for the acquisition, exploration for and development of oil and natural gas reserves.

Historically, we have financed capital expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of our equity securities. In addition, we may consider selling additional non-core assets to raise additional operating capital.

Our cash flow from operations and access to capital are subject to a number of variables, including:

•                                          our proved reserves;

•                                          the level of oil and natural gas we are able to produce from existing wells;

•                                          the prices at which oil and natural gas are sold; and

•                                          our ability to acquire, locate and produce new reserves.

Any one of these variables can materially affect our ability to borrow under our revolving credit facility.

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sales of debt or equity securities or other forms of financing, and there can be no assurance as to the availability of any additional financing upon terms acceptable to us.

Risks Related to Our Business

Our limited history makes an evaluation of us and our future difficult and profits are not assured.

Prior to the Davenport Merger in May 2004, we were inactive with no significant operations. In connection with the Davenport Merger, we decided to focus our business on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and natural gas on these prospects. Since that time, we have acquired rights in oil and natural gas properties and undertaken certain exploitation and other activities.  However, we do not have a long operating history in our current business and have not initiated any new waterflooding or EOR technologies on our own on any of our properties. In view of our limited history in the oil and natural gas business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

•                  Find and acquire rights in attractive oil and natural gas properties;

•                  Develop our oil and natural gas properties, including the successful application of EOR technologies and procedures, to the point at which oil and natural gas are being produced in commercially viable quantities;

•                  Contract with third party service providers regarding services necessary to develop our oil and natural gas wells;

•                  Contract with transporters and purchasers of our commercial production of oil and natural gas;

•                  Maintain access to funds to pursue our capital-intensive business plan;

•                  Comply with all applicable laws and regulations;

•                  Implement and successfully execute our business strategy;

•                  Respond to competitive developments and market changes; and

•                  Attract, retain and motivate qualified personnel.

There can be no assurance that we will be successful in undertaking such activities. Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that our exploitation and production activities will produce oil and natural gas in commercially viable quantities. There can be no assurance that sales of our oil and natural gas production will ever generate sufficient revenues or that we will be able to sustain profitability in any future period.

If we cannot obtain sufficient additional capital when needed, we will not be able to continue with our business strategy.  In addition, significant infusions of additional capital may result in dilution to your ownership and voting rights in our securities.

Our business strategy is to acquire interests in mature oil fields with established reserves that have declined to marginal production levels, but possess significant remaining upside exploitation potential, and implement various secondary and tertiary enhanced oil recovery operations.  We are focused on acquiring undervalued properties that feature enhanced recovery opportunities.  As we continue to find acquisition candidates, we may require additional capital to finance the acquisitions as well as to conduct our EOR operations. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. If we cannot raise the additional capital required to implement our business strategy, we may be required to curtail operations or develop a different strategy, which could adversely affect our financial condition and results of operations. Further, any debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

The actual quantities and present value of our proved reserves may be lower than we have estimated.

The process of estimating oil and natural gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Approximately 79% of our total proved reserves as of July 1, 2006 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

Approximately 76% of our total proved reserves are undeveloped and approximately 3% are developed non-producing.  While we plan to develop and produce all of our proved reserves, these reserves may not ultimately be developed or produced.  Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all.

We may not achieve the production growth we anticipate from properties we acquire.

On May 28, 2004, we acquired Davenport Field Unit, which owned a 100% working interest in certain oil, natural gas and mineral leasehold estates and personal property related such leasehold estates located in Lincoln County, Oklahoma covering approximately 2,178 acres.  On July 2, 2004, we acquired all of the outstanding common stock of the Ladder Companies, pursuant to which we acquired interests in 61 wells, including 51 that are located primarily in one field of approximately 4,500 acres in Grant County, Oklahoma.  On September 14, 2004, we acquired the Nowata Properties comprised of more than 220 oil and natural gas producing wells on 2,601 acres of land in Nowata County, Oklahoma.  On March 29, 2005, we acquired Square One, pursuant to which we own a 100% working interest in 10,300 acres of mature oil fields in central Texas. On November 29, 2005, we acquired all of the outstanding common stock of WO Energy, pursuant to which we own oil and natural gas properties on approximately 20,000 acres in Carson, Gray and Hutchinson counties located in the Texas panhandle with 480 producing wells, 40 water disposal wells and 380 idle wells. On April 28, 2006, our wholly owned subsidiary Pantwist, LLC acquired additional oil and natural gas properties in the Texas panhandle, which properties cover approximately 9,700 acres with 167 wells. Our operational strategy is to implement waterflood and EOR techniques.  The performance of waterflood and EOR techniques is often difficult to predict, takes an extended period of time from first investment until actual production and we may not achieve the anticipated production growth from properties we acquire.

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our recent growth is due in part to acquisitions of exploration and production companies, producing properties and undeveloped leaseholds. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, recovery applicability from waterflood and EOR techniques, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well or property. Even when we inspect a well or property, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than our existing properties. It is our current intention to continue focusing on acquiring properties with development and exploration potential located in onshore United States. To the extent that we acquire properties substantially different from the properties in our primary operating regions or acquire properties that require different technical expertise, we may not be able to realize the economic benefits of these acquisitions as efficiently as in our prior acquisitions.

Exploration and development drilling and the application of waterflooding and EOR techniques may not result in commercially productive reserves.

We do not always encounter commercially productive reservoirs through our drilling operations or our application of waterflooding or EOR techniques. The new wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in wells we drill or participate in. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry holes or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs or our application of waterflooding or EOR techniques is not successful. Further, our drilling and other operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•                                          unexpected drilling conditions;

•                                          title problems;

•                                          pressure or irregularities in formations;

•                                          equipment failures or accidents;

•                                          adverse weather conditions; and

•                                          increases in the costs of, or shortages or delays in the availability of, chemicals, drilling rigs and equipment.

The departure of key personnel could adversely affect our ability to run our business.

Our future success is dependent on the personal efforts, performance and abilities of key management, including S. Jeffrey Johnson, our Chairman and Chief Executive Officer; Morris B. Smith, Senior Vice President and Chief Financial Officer; Patrick McKinney, Senior Vice President – Engineering and Operations; James K. Teringo, Jr., Senior Vice President, General Counsel and Secretary; and Michael J. Ricketts, Vice President and Principal Accounting Officer.  All of these individuals are integral parts of our daily operations.  We have employment agreements with Messrs. Johnson, Smith, McKinney, Teringo and Ricketts. We do not maintain any key life insurance policies for any of our executive officers or other personnel.  Although, to our knowledge, none of our senior management currently has any plans to retire or leave our company in the near future, the loss of any of them could significantly impact our business until adequate replacements can be identified and put in place.

We face strong competition from larger oil and natural gas companies, which makes it difficult to conduct profitable operations.

Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of these competitors are large, well-established companies and have substantially larger operating staffs and greater capital resources than we do. We may not be able to successfully conduct our operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry.

We are subject to many restrictions under our revolving credit facility which may adversely impact our future operations.

We may depend on our revolving credit facility for future capital needs. As required by our revolving credit facility with our bank lenders, we have pledged substantially all of our oil and natural gas properties as collateral to secure the payment of our indebtedness. The revolving credit facility restricts our ability to obtain additional financing, make investments, sell assets, grant liens, repurchase, redeem or retire our securities, enter into specific transactions with our subsidiaries or affiliates and engage in business combinations. The revolving credit facility prohibits us from declaring or paying dividends on our common stock. We are also required to comply with certain financial covenants and ratios.

These financial covenants and ratios could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the revolving credit facility impose on us. Although we are currently in compliance with these covenants, in the past we have had to request waivers from or enter into amendments with our lenders to avoid default because of our anticipated non-compliance with certain financial covenants and ratios. Any future default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under the revolving credit facility. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were available, it may not be on terms that are acceptable to us.

In addition, the revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can independently adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility.

Derivative activities create a risk of financial loss.

Pursuant to the terms of our senior credit facility, we are parties to oil and natural gas price risk management arrangements with respect to a portion of our expected production. We purchase floors that generally result in minimum price received by us for a portion of our production over a specified time period. We have the right to receive from the counterparty, the excess of the fixed price specified in the contract over a floating price based on a market index, multiplied by the quantity identified in the derivative contract. These transactions may expose us to the risk of financial loss if the counterparties to our future contracts fail to perform under the contracts.

Failure to maintain effective internal controls could have a material adverse effect on our operations.

Beginning with our fiscal year ending June 30, 2007, we will be subject to Section 404 of the Sarbanes-Oxley Act which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing our internal controls and management’s assessment. Effective internal controls are necessary for us to produce reliable financial reports. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, we may be in violation of our lending covenants, investors could lose confidence in our reported financial information, and the price of our stock could decrease as a result.

During our evaluation of disclosure controls and procedures for the year ended June 30, 2006, we concluded that our disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is: (i) accumulated and communicated to our management, including our chief executive officer, chief financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported, with the time periods specified by the Securities and Exchange Commission’s rules and forms.  This specifically pertained to the preparation and review of deferred tax liabilities and the related deferred income tax benefit.  Our internal controls have been strengthened through increased review and communication between us and the third-party that assists us with our deferred tax calculations, which began during the preparation of the income tax accrual for the quarter ended September 30, 2006.

During the course of performing our quarter end closing procedures as of September 30, 2006, our internal controls detected that a senior executive was involved in fraudulent sales to Cano of equipment and materials.  In the opinion of management, failure to set up adequate controls over payments to vendors represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2006.  We have implemented additional procedures to strengthen our internal controls over accounts payable processing subsequent to September 30, 2006.  The additional procedures involve additional procedures to set-up new vendors in our accounts payable system and additional review of vendor invoices prior to payment.

There can be no guarantee that we will not have deficiencies in our internal controls in the future.

Our business involves many operating risks, which may result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.

Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:

•                                          fires;

•                                          natural disasters;

•                                          explosions;

•                                          pressure forcing oil or natural gas out of the wellbore at a dangerous velocity coupled with the potential for fire or explosion;

•                                          weather;

•                                          failure of oilfield drilling and service tools;

•                                          changes in underground pressure in a formation that causes the surface to collapse or crater;

•                                          pipeline ruptures or cement failures;

•                                          environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases; and

•                                          availability of needed equipment at acceptable prices, including steel tubular products.

Any of these risks can cause substantial losses resulting from:

•                                          injury or loss of life;

•                                          damage to and destruction of property, natural resources and equipment;

•                                          pollution and other environmental damage;

•                                          regulatory investigations and penalties;

•                                          suspension of our operations; and

•                                          repair and remediation costs.

Our liability for environmental hazards includes those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. We maintain insurance against some, but not all, of the risks described above. Our insurance policies currently provide for $1,000,000 general liability coverage for bodily injury and property damage including pollution, underground resources, blow out and cratering. In addition, we have $250,000 coverage for our contractual obligations to our service contractors using their equipment downhole. We have a “Hired and Non-Owned” Commercial Automobile liability limit of $1,000,000.  We also have secured $25,000,000 umbrella coverage in excess of the general liability and automobile liability. Our insurance may not be adequate to cover casualty losses or liabilities. Also, in the future we may not be able to obtain insurance at premium levels that justify its purchase.

We do not insure against the loss of oil or natural gas reserves as a result of operating hazards, insure against business interruption or insure our field production equipment against loss. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations.

There are risks in acquiring producing properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity and complexity of our operations and incurrence of additional debt.

Our business strategy includes growing our reserve base through acquisitions. Our failure to integrate acquired businesses successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in unanticipated expenses and losses. In addition, we may assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

We are continually investigating opportunities for acquisitions. In connection with future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Our ability to make future acquisitions may be constrained by our ability to obtain additional financing.

Possible future acquisitions could result in our incurring additional debt, contingent liabilities and expense, all of which could have a material adverse effect on our financial condition and operating results.

Terrorist activities may adversely affect our business.

Terrorist activities, including events similar to those of September 11, 2001, or armed conflict involving the United States may adversely affect our business activities and financial condition. If events of this nature occur and persist, the resulting political and social instability could adversely affect prevailing oil and natural gas prices and cause a reduction in our revenues. In addition, oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged. Costs associated with insurance and other security measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Part of our business is seasonal in nature which may affect the price of our oil and natural gas.

Weather conditions affect the demand for and price of oil and natural gas. Demand for oil and natural gas is typically higher during winter months than summer months. However, warm winters can also lead to downward price trends. As a result, our results of operations may be adversely affected by seasonal conditions.

We are subject to potential early repayments as well as restrictions pursuant to the terms of our Series D Convertible Preferred Stock which may adversely impact our operations.

Pursuant to the terms of our Series D Convertible Preferred Stock, if a “triggering event” occurs, the holders of our Series D Convertible Preferred Stock will have the right to require us to redeem their preferred stock at a minimum price of at least 125% of the $1,000 per share stated value plus certain dividends.  “Triggering events” include the following:

•                                          our common stock is suspended from trading or fails to be listed on the AMEX, the New York Stock Exchange, the Nasdaq Global Select Market, the Nasdaq Global Market or the Nasdaq Capital Market;

•                                          we fail to convert and do not cure this failure within 10 business days after the conversion date or give notice of our intention not to comply with a request for conversion;

•                                          we fail to pay for at least 5 business days any amount when and as due pursuant to the terms of the Series D Convertible Preferred Stock or any documents related to the sale and registration rights of the Series D Convertible Preferred Stock, common stock and warrants;

•                                          certain actions are taken by us or third parties with regard to bankruptcy;

•                                          we default on any indebtedness which default is not waived and the applicable grace period has expired; or

•                                          we breach any representation, warranty, covenant or other term or condition of any document relating to the sale and registration rights regarding the Series D Convertible Preferred Stock, the common stock and the warrants, which, to the extent such breach is curable, such breach is not cured within 7 business days.

There is no guarantee that we would be able to repay the amounts due upon an occurrence of a “triggering event.”

In addition, we cannot issue any preferred stock that is senior or on par with the Series D Convertible Preferred Stock with regard to dividends or liquidation without the approval of holders of a majority of the Series D. Convertible Preferred Stock.

We are subject to several lawsuits relating to a fire that allegedly occurred on March 12, 2006 in Carson County, Texas which may have an adverse impact on us.

Cano and certain of its subsidiaries are defendants in several lawsuits relating to a fire that allegedly occurred on March 12, 2006 in Carson County, Texas.  The alleged damages include damage to land and livestock, remedial expenses and claims relating to wrongful death.  In addition, our insurance carrier has filed a lawsuit seeking a declaratory judgment regarding whether it is responsible for paying the fees of certain of our counsel.  In addition to potentially not paying any future fees for certain of our counsel, our insurance carrier may attempt to recover the approximately $726,000 that we have been reimbursed through November 13, 2006.  In addition, our insurance coverage may not be sufficient to cover all of these alleged damages.

Risks Related to Our Common Stock

Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile.  Further, the limited market for our shares will make our price more volatile.  This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Since we acquired Davenport Field Unit on May 28, 2004 and through the fiscal quarter ended September 30, 2006, the market price for our common stock has ranged from $0.45 to $10.65. On November 13, 2006, our closing price on AMEX was $4.75.  Any future market price for our shares may continue to be very volatile.  This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive.  We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

If we fail to meet continued listing standards of AMEX, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

Our common stock was listed on AMEX on May 5, 2005 under the symbol “CFW.”  In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. Among other things, these standards require that we remain current in our filings with the SEC and comply with certain provisions of the Sarbanes-Oxley Act of 2002. If we were to become noncompliant with AMEX’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price of our common stock.

If we are delisted from AMEX, our common stock may become subject to the “penny stock” rules of the Securities and Exchange Commission, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that is not listed on a national securities exchange or registered national securities association’s automated quotation system and has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•                                          that a broker or dealer approve a person’s account for transactions in penny stocks; and

•                                          the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•                                          obtain financial information and investment experience and objectives of the person; and

•                                          make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•                                          sets forth the basis on which the broker or dealer made the suitability determination; and

•                                          that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

We do not pay dividends on our common stock.

We have never paid dividends on our common stock, and do not intend to pay cash dividends on the common stock in the foreseeable future. Net income from our operations, if any, will be used for the development of our business, including capital expenditures and to retire debt. Any decisions to pay dividends on the common stock in the future will depend upon our profitability at the time, the available cash and other factors. Our ability to pay dividends on our common stock is further limited by the terms of our revolving credit facility and our Series D. Convertible Preferred Stock.

Provisions in our corporate governance and loan documents, the terms of our Series D Convertible Preferred Stock and Delaware law may delay or prevent an acquisition of Cano, which could decrease the value of our common stock.

Our certificate of incorporation, our Series D Convertible Preferred Stock, our bylaws, our loan documents and the Delaware General Corporation Law contain provisions that may discourage other persons from initiating a tender offer or takeover attempt that a stockholder might consider to be in the best interest of all stockholders, including takeover attempts that might result in a premium to be paid over the market price of our stock.

The terms of our Series D Convertible Preferred Stock permit the holders of such preferred stock the right to have their Series D Convertible Preferred Stock redeemed upon a “change of control.”  In addition, the terms of our Series D Convertible Preferred Stock do not permit us to enter into certain transactions that would constitute a “change of control” unless the successor entity assumes all of our obligations relating to the Series D Convertible Preferred Stock and the holders of a majority of our Series D Convertible Preferred Stock approve such assumption and the successor entity is publicly traded on the AMEX, the New York Stock Exchange, the Nasdaq Global Select Market, the Nasdaq Global Market or the Nasdaq Capital Market.

In addition, subject to the terms of the Series D Convertible Preferred Stock, we are authorized to issue additional shares of preferred stock. Subject to the terms of the Series D Convertible Preferred Stock and our certificate of incorporation, our board of directors has total discretion in the issuance and the determination of the rights and privileges of any shares of preferred stock which might be issued in the future, which rights and privileges may be detrimental to the holders of the common stock. It is not possible to state the actual effect of the authorization and issuance of a new series of preferred stock upon the rights of holders of the common stock and other series of preferred stock unless and until the board of directors determines the attributes of any new series of preferred stock and the specific rights of its holders. These effects might include:

•                                          restrictions on dividends on common stock and other series of preferred stock if dividends on any new series of preferred stock have not been paid;

•                                          dilution of the voting power of common stock and other series of preferred stock to the extent that a new series of preferred stock has voting rights, or to the extent that any new series of preferred stock is convertible into common stock;

•                                          dilution of the equity interest of common stock and other series of preferred stock; and

•                                          limitation on the right of holders of common stock and other series of preferred stock to share in Cano’s assets upon liquidation until satisfaction of any liquidation preference attributable to any new series of preferred stock.

The terms of our Series D Convertible Preferred Stock and the provisions in our corporate governance documents regarding the granting of additional preferred stock may deter or render more difficult proposals to acquire control of our company, including proposals a stockholder might consider to be in his or her best interest, impede or lengthen a change in membership of our Board of Directors and make removal of our management more difficult. Furthermore, Delaware law imposes some restrictions on mergers and other business combinations between our company and owners of 15% or more of our common stock. These provisions apply even if an acquisition proposal is considered beneficial by some stockholders and therefore could depress the value of our common stock.

The conversion price of our Series D Convertible Preferred Stock may be a lowered if we issue shares of our common stock at a price less than the existing conversion price which could cause further dilution to our common stockholders.

Subject to certain exclusions, if we issue common stock at a price less than the existing conversion price for our Series D Convertible Preferred Stock, the conversion price shall be adjusted downward which would further dilute our common stock holders upon conversion.

Our Series D Convertible Preferred Stock has voting rights both together with and separate from our common stock which could adversely affect our common stockholders.

The holders of our Series D Convertible Preferred Stock vote together with the holders of our common stock on an as converted basis, subject to a limitation on how many votes the Series D Convertible Preferred Stock holders may cast if the conversion price falls below $4.79.  In addition, approval of holders of a majority of the Series D Convertible Preferred Stock is required for us to take the following actions:

•                                          to modify the certificate of incorporation or bylaws in a manner adverse to the Series D Convertible Preferred Stock;

•                                          increase or decrease the number of authorized shares of Series D Convertible Preferred Stock;

•                                          create any class of preferred stock that has a preference over or is in parity with the Series D Convertible Preferred Stock with respect to dividends or liquidation;

•                                          purchase, repurchase or redeem any share of common stock;

•                                          pay dividends or make any other distribution on the common stock; or

•                                          circumvent a right of the Series D Convertible Preferred Stock.

These voting rights may have an adverse impact on the common stock and the voting power of our common stockholders.

Since we are a United States real property holding corporation, non-U.S. investors may be subject to U.S. federal income tax (including withholding tax) on gains realized on disposition of our shares, and U.S. investors selling our shares may be required to certify as to their status in order to avoid withholding.

Since we are a United States real property holding corporation, a non-U.S. holder of our common stock will generally be subject to U.S. federal income tax on gains realized on a sale or other disposition of our common stock.  Certain non-U.S. holders of our common stock may be eligible for an exception to the foregoing general rule if our common stock is regularly traded on an established securities market during the calendar year in which the sale or disposition occurs. However, we cannot offer any assurance that our common stock will be so traded at any point in time in the future.

If our common stock is not considered to be regularly traded on an established securities market during the calendar year in which a sale or disposition occurs, the buyer or other transferee of our common stock will generally be required to withhold tax at the rate of 10% on the sales price or other amount realized, unless the transferor furnishes an affidavit certifying that it is not a foreign person in the manner and form specified in applicable Treasury regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended September 30, 2006, there were no unregistered sales of equity securities that were not previously reported on a Current Report on Form 8-K.

In addition to our Senior Credit Agreement which does not permit us to pay dividends on our common stock, the terms of our Series D Convertible Preferred Stock do not permit us to pay dividends on our common stock without the approval of the holders of a majority of the Series D Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Description
	3.1	Certificate of Designation for Series D Convertible Preferred Stock incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K, filed on September 7, 2006.
	4.1

Registration Rights Agreement dated August 25, 2006 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 4.1 to Amendment to Current Report on Form 8-K/A filed on August 31, 2006.

+	10.1	Employment Agreement of Michael J. Ricketts effective July 1, 2006, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 17, 2006.
+	10.2	Employee Restricted Stock Award Agreement of Morris B. Smith dated August 11, 2006, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on August 17, 2006.
+	10.3	Stock Option Agreement of Dennis McCuistion dated August 11, 2006, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on August 17, 2006.
+	10.4	Stock Option Agreement of Patrick W. Tolbert dated August 11, 2006, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on August 17, 2006.
	10.5

Securities Purchase Agreement dated August 25, 2006 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed on August 31, 2006.

	10.6	Form of Warrant to Purchase Common Stock dated September 6, 2006 by Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 11, 2006.
	31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by Principal Accounting Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

32.3*

Certification by Principal Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith

+                 Management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: November 14, 2006	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: November 14, 2006	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer