Form 10KSB/A
period 2006-06-30
CANO PETROLEUM, INC
filed 2006-12-26
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of December 18, 2006 was $130,549,000.  (All directors, executive officers and known beneficial owners of at least 10% of the common stock have been assumed to be affiliates).

As of December 26, 2006, the issuer had 32,308,894 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

EXPLANATORY NOTE

                This Amendment No. 1 on Form 10-KSB/A is being filed with regard to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission on September 25, 2006 for the purposes of (i) amending and restating Part II, Item 6. “Management’s Discussion and Analysis:” (a) to reflect that we intend to implement Phase I of full-field waterflood injection operations in the Panhandle Field rather than a pilot waterflood injection operation; (b) to reflect that the average price that we received for crude oil sales is generally at or above posted prices in the field and that the average price we receive for natural gas sales is approximately the market (indexed) price less marketing and other purchaser expenses; (c)  to add to the “Significant Accounting Policies” regarding “Oil and Gas Properties and Equipment” additional disclosure regarding our units-of-production amortization rates and depletion of our development costs, lease and wellhead equipment and leasehold costs; (d) to add to the “Significant Accounting Policies” regarding “Revenue Recognition” that we do not incur transportation costs related to the sales of our oil and natural gas production; and (e) to reflect the appropriate revision to “Management’s Discussion and Analysis” resulting from the modifications to our Consolidated Financial Statements described below; (ii) amending and restating Part II, Item 8A. “Controls and Procedures” to reflect that with regard to the control deficiency relating to accounting for income taxes, we increased the review and communication with our third party tax preparer beginning during the preparation of the income tax accrual for the quarter ended September 30, 2006; and (iii) amending and restating our Consolidated Financial Statements: (a) to add two new line items to the Consolidated Balance Sheet “Prepaid assets” and “Inventory” and to decrease “Other current assets” by the amount of the two new line items; (b) to delete the line item “Stock compensation expense” from the Consolidated Statements of Operations and to add such amounts to the line item “General and administrative, including stock compensation expense of $570,523 and $1,823,040, respectively;” (c) to modify Note 1 regarding “Oil and Gas Properties and Equipment” to add disclosure regarding our units-of-production amortization rates and depletion of our development costs, lease and wellhead equipment and leasehold costs; (d) to modify Note 1 regarding “Revenue Recognition” to reflect that we do not incur transportation costs related to the sales of our oil and natural gas production; (e) to modify Note 14 regarding Costs Incurred in Oil and Gas Producing Activities to delete the line items “Workover expenses” and “Asset retirement costs recognized according to SFAS No. 143,” to increase the amounts in the line item “Development costs” and to decrease the amounts in the line item “Total Costs Incurred;” and (f) to modify Note 14 regarding Standardized Measure of Discounted Future Cash Flows to make “Future development costs” a separate line item and to modify “Future production costs” accordingly.

                This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, and does not modify or update the disclosure therein other than as required to reflect the amendments described above and set forth below.  Accordingly, this Amendment No. 1 on  Form 10-KSB/A should be read in conjunction with our original Form 10-KSB for the fiscal year ended June 30, 2006.  In addition, the filing of this Form 10-KSB/A should not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading.  This Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB for the fiscal year ended June 30, 2006, including any amendments to those filings.  In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 of the original Form 10-KSB have been amended and filed herewith to contain currently dated certifications from our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

PART II

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

Panhandle Field.  We intend to implement Phase I of full-field waterflood injection operations.  This will involve drilling six new wells, converting 25 existing wells to water injection, securing water rights, and designing new facilities.  We expect to see increased production during the quarter ending June 30, 2007.

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

The following table summarizes the differences between the two fiscal years.

	Fiscal Year Ended
	June 30,		Increase
Amounts in $millions	2006	2005	(Decrease)
Results of oil and gas producing operations excluding hedging loss	$8.2	$1.8	$6.4
Less the following items:
General and administrative expenses	7.8	4.8	3.0
Interest expense, net	2.5	—	2.5
Deferred income tax benefit	(3.5)	—	(3.5)
Preferred stock discount	—	0.4	(0.4)
Loss on hedge contracts	3.2	—	3.2
Net loss	$(1.8)	$(3.4)	$1.6

Results of oil and natural gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depletion and depreciation. The $6.4 million increase is attributed to:

•                  Including seven months of operating results from the acquisition of the Panhandle Field (i.e. WO Energy) which contributed $3.5 million to net operating income;

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

The average price we received for crude oil sales is generally at or above posted prices in the field. The average price we receive for natural gas sales is approximately the market (indexed) price less marketing and other purchaser marketing expenses.  Excluding the effect of the natural gas hedge, the natural gas price we received was $8.09/Mcf.

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

Operating Expenses

For the 2006 Fiscal Year, our total operating expenses were $18.0 million, or $9.5 million higher than the 2005 Fiscal Year of $8.5 million. The $9.5 million increase is primarily attributed to:

•                  Including seven months of the Panhandle Field operating expenses totaling $4.4 million;

•                  Including two months of the Pantwist properties operating expenses totaling $0.6 million;

•                  Including two additional months of the Nowata Field operating expenses totaling $0.4 million;

•                  Higher general & administrative expenses of $3.0 million, reflecting lower deferred compensation expense of $1.2 million; and

•                  Higher other operating expenses of $0.4 million.

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

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the 2006 Fiscal Year, our G&A expenses totaled $7.8 million, which is $3.0 million higher than the 2005 Fiscal Year of $4.8 million. The primary contributors to the $3.0 million increase were:

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

Offsetting these increases was lower deferred compensation expense of $1.2 million.

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

Our units-of-production amortization rates are revised on a quaterly basis. Our development costs and lease and wellhead equipment are depleted based on proved developed reserves. Our leasehold costs are depleted based on total proved reserves.

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

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser.  Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for our oil and natural gas production is at our applicable field gathering system; therefore, we do not incur transportation costs related to our sales of oil and natural gas production.

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

However, given the subsequent identification of the above control deficiency relating to accounting for income taxes, we have increased the review and communication between us and our third party tax preparer, which began during the preparation of the income tax accrual for the quarter ended September 30, 2006.

PART III

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

10.68	Form of Warrant to Purchase Common Stock dated September 6, 2006 by Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 11, 2006.
16.1	Letter of Russell Bedford Stefanou Mirchandani LLP dated July 13, 2004, incorporated by reference from Exhibit 16.1 to Current Report on Form 8-K filed on July 15, 2004.
16.2	Letter of Hein & Associates LLP dated July 14, 2004, incorporated by reference from Exhibit 16.2 to Current Report on Form 8-K filed on July 15, 2004.
21.1	Subsidiaries of the Company, incorporated by reference from Exhibit 21.1 to Annual Report on Form 10-KSB filed on September 25, 2006.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers.
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.3*	Certification by Principal Accounting Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
33.3*	Certification of Principal Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*  Filed herewith

 +  Management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: December 26, 2006	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: December 26, 2006	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: December 26, 2006	By:	/s/ Michael J. Ricketts
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

/s/ Hein & Associates LLP
Hein & Associates LLP
Dallas, Texas
September 8, 2006

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$644,659
Accounts receivable	3,563,649
Derivative assets	1,176,959
Prepaid expenses	205,349
Inventory	396,081
Other current assets	641,759
Total current assets	6,628,456

Oil and gas properties, successful efforts method	133,176,618
Less accumulated depletion and depreciation	(2,126,049)
Net oil and gas properties	131,050,569

Fixed assets and other, net	6,778,055
Derivative assets	1,705,855
Goodwill	785,796
TOTAL ASSETS	$146,948,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,304,198
Oil and gas payable	1,399,047
Accrued liabilities	321,183
Taxes payable	419,692
Current portion of asset retirement obligations	19,809
Total current liabilities	4,463,929
Long-term liabilities
Long-term debt	68,750,000
Asset retirement obligations	1,587,569
Deferred tax liability	31,511,000
Total liabilities	106,312,498

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value $.0001 per share; 50,000,000 authorized; 26,987,941 issued and 25,719,647 outstanding; including 2,644,192 shares held in escrow	2,685
Additional paid-in capital	53,054,699
Accumulated deficit	(11,850,419)
Treasury stock, at cost; 1,268,294 shares held in escrow	(570,732)
Total stockholders’ equity	40,636,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,948,731

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	June 30,
	2006	2005
Operating Revenues:
Crude oil and natural gas sales	$18,407,786	$5,481,640

Operating Expenses:
Lease operating expenses	6,865,515	2,730,079
Production and ad valorem taxes	1,295,420	342,796
General and administrative, including stock compensation expense of $570,523 and $1,823,040, respectively	7,793,573	4,829,086
Accretion of asset retirement obligations	107,733	69,814
Depletion and depreciation	1,958,651	494,668
Total operating expenses	18,020,892	8,466,443

Income (loss) from operations	386,894	(2,984,803)

Other income (expenses):
Unrealized loss on hedge contracts	(3,245,588)	—
Interest expense	(2,608,197)	—
Interest income and deductions, net	124,467	11,661
Total other income (expenses)	(5,729,318)	11,661

Loss before income tax benefit	(5,342,424)	(2,973,142)

Deferred income tax benefit	3,498,000	—

Net loss	(1,844,424)	(2,973,142)

Preferred stock discount	—	416,534

Net loss applicable to common stock	$(1,844,424)	$(3,389,676)

Net loss per share - basic and diluted	$(0.08)	$(0.29)

Weighted average common shares outstanding
Basic and diluted	22,364,099	11,839,080

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

Our units-of-production amortization rates are revised on a quarterly basis. Our development costs and lease and wellhead equipment are depleted based on proved developed reserves. Our leasehold costs are depleted based on total proved reserves.

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

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for our oil and natural gas production is at our applicable field gathering system; therefore, we do not incur transportation costs related to our sales of oil and natural gas production.

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

14.       SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of our operations are directly related to oil and natural gas producing activities located in Texas and Oklahoma.

Capitalized Costs Relating to Oil and Gas Producing Activities

June 30,	2006	2005
Proved oil and gas properties	$131,676,593	$15,191,769
Unproved oil and gas properties	1,500,025	1,478,093
Total capitalized costs	133,176,618	$16,669,862
Less accumulated depreciation and amortization	(2,126,049)	(454,741)

Net Capitalized Costs	$131,050,569	$16,215,121

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended June 30,	2006	2005
Acquisition of proved properties	$108,725,132	$12,444,875
Acquisition of unproved properties	21,932	1,478,093
Development costs	7,877,760	2,012,681

Total Costs Incurred	$116,624,824	$15,935,649

Results of Operations from Oil and Gas Producing Activities

For the Fiscal Years Ended June 30,	2006	2005
Oil and gas revenues	$18,407,786	$5,481,640
Production costs	(6,865,515)	(2,730,079)
Production and ad valorem taxes	(1,295,420)	(342,796)
Depletion, depreciation and accretion	(1,779,041)	(451,446)
Unrealized loss on hedge contracts	(3,245,588)
Results of oil and gas producing operations before income taxes	$5,222,222	$1,957,319
Provision for income taxes*	(1,932,222)	—
Results of Oil and Gas Producing Operations	$3,290,000	$1,957,319

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

The standardized measure of discounted estimated future net cash flows related to proved crude oil and natural gas reserves at June 30, 2006 and 2005 is as follows:

Standardized Measure of Discounted Future Cash Flows:

	2006	2005
Future cash inflows	$2,812,728,000	$222,665,000
Future production costs	(737,933,000)	(121,228,000)
Future development costs	(155,865,000)	(2,132,000)
Future income taxes	(694,500,000)	(31,606,000)
Future net cash flows	1,224,430,000	67,699,000
10% annual discount	(881,966,000)	(37,160,000)
Standardized measure of discounted net cash flows	$342,464,000	$30,539,000

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