Form 10-Q/A
period 2006-09-30
CANO PETROLEUM, INC
filed 2006-12-26
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  32,308,894 shares of common stock, $.0001 par value per share, as of December 26, 2006.

EXPLANATORY NOTE

                This Amendment No. 1 on Form 10-Q/A is being filed with regard to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 14, 2006 for the purposes of amending and restating Part I, Item 4. “Controls and Procedures” to reflect that due to strengthening our internal controls over recording of deferred income taxes, a change in our internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, and does not modify or update the disclosure therein other than as required to reflect the amendments described above and set forth below.  Accordingly, this Amendment No. 1 on  Form 10-Q/A should be read in conjunction with our original Form 10-Q for the quarter ended September 30, 2006.  In addition, the filing of this Form 10-Q/A should not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading.  This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q for the fiscal year ended September 30, 2006, including any amendments to those filings.  In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 of the original Form 10-Q have been amended and filed herewith to contain currently dated certifications from our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

PART I - FINANCIAL INFORMATION

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

As discussed above with respect to strengthening our internal controls over recording of deferred income taxes, a change of our internal conrol over financial reporting occurred during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As previously stated, we implemented additional procedures to strengthen our internal controls over accounts payable subsequent to September 30, 2006.

PART II — OTHER INFORMATION

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

*       Filed herewith

+       Management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: December 26, 2006	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: December 26, 2006	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: December 26, 2006	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer