Form 10-Q
period 2006-12-31
CANO PETROLEUM, INC
filed 2007-02-09
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  32,308,894 shares of common stock, $.0001 par value per share, as of February 8, 2007.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$902,017	$644,659
Accounts receivable	2,614,267	3,563,649
Derivative assets	1,535,267	1,176,959
Prepaid expenses	509,485	205,349
Inventory	304,868	396,081
Other current assets	101,355	641,759
Total current assets	5,967,259	6,628,456

Oil and gas properties, successful efforts method	143,784,867	133,176,618
Less accumulated depletion and depreciation	(3,828,376)	(2,126,049)
Net oil and gas properties	139,956,491	131,050,569

Fixed assets and other, net	7,745,614	6,778,055
Derivative assets	2,408,317	1,705,855
Goodwill	785,796	785,796
TOTAL ASSETS	$156,863,477	$146,948,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,577,126	$2,304,198
Oil and gas payable	768,435	1,399,047
Accrued liabilities	252,155	321,183
Taxes payable	584,722	419,692
Current portion of asset retirement obligations	20,571	19,809
Total current liabilities	5,203,009	4,463,929
Long-term liabilities
Long-term debt	2,500,000	68,750,000
Asset retirement obligations	1,605,926	1,587,569
Taxes payable non-current	—	—
Deferred tax liability	32,348,000	31,511,000
Total liabilities	41,656,935	106,312,498

Temporary Equity
Series D convertible preferred stock and paid-in-kind dividend; liquidation preference is $49,797,005	46,575,812	—

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $.0001 per share; 50,000,000 authorized; 33,577,188 and 32,308,894 shares issued and outstanding at December 31, 2006, respectively; and 26,987,941 and 25,719,647 shares issued and outstanding at June 30, 2006, respectively.	3,344	2,685
Additional paid-in capital	83,097,176	53,054,699
Accumulated deficit	(13,899,058)	(11,850,419)
Treasury stock, at cost; 1,268,294 shares held in escrow	(570,732)	(570,732)
Total stockholders’ equity	68,630,730	40,636,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,863,477	$146,948,731

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Operating Revenues:
Crude oil and natural gas sales	$6,902,524	$3,163,282	$15,556,197	$5,109,241

Operating Expenses:
Lease operating expenses	2,465,451	1,240,129	5,413,045	1,990,302
Production and ad valorem taxes	592,253	191,526	1,243,619	301,198
General and administrative	2,698,946	1,833,428	5,889,479	3,210,344
Accretion of asset retirement obligations	34,086	24,780	67,530	45,374
Depletion and depreciation	1,114,872	280,070	2,130,036	426,859
Total operating expenses	6,905,608	3,569,933	14,743,709	5,974,077

Income (loss) from operations	(3,084)	(406,651)	812,488	(864,836)

Other income (expenses):
Interest expense	(175,485)	(331,440)	(2,066,744)	(331,440)
Unrealized loss on hedge contracts	(693,016)	(1,635,537)	(156,990)	(1,635,537)
Interest income and other, net	74,413	94,092	91,182	94,320
Total other income (expenses)	(794,088)	(1,872,885)	(2,132,552)	(1,872,657)

Loss before income taxes	(797,172)	(2,279,536)	(1,320,064)	(2,737,493)

Income tax benefit	352,000	793,000	507,000	793,000

Net loss	(445,172)	(1,486,536)	(813,064)	(1,944,493)

Preferred stock dividend	966,971	—	1,235,575	—

Net loss applicable to common stock	$(1,412,143)	$(1,486,536)	$(2,048,639)	$(1,944,493)

Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.07)	$(0.09)

Weighted average common shares outstanding
Basic and diluted	31,891,608	23,019,714	28,967,429	20,517,156

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
JULY 1, 2006 THROUGH DECEMBER 31, 2006
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at July 1, 2006	25,719,647	$2,685	$53,054,699	$(11,850,419)	1,268,294	$(570,732)	$40,636,233

Net proceeds from issuance of common shares and warrants	6,584,247	$659	$29,704,737	—	—	—	$29,705,396

Stock based compensation, net of forfeiture settlement	5,000	—	337,740	—	—	—	337,740

Preferred stock dividend	—	—	—	(1,235,575)	—	—	(1,235,575)

Net loss	—	—	—	(813,064)	—	—	(813,064)

Balance at December 31, 2006	32,308,894	$3,344	$83,097,176	$(13,899,058)	1,268,294	$(570,732)	$68,630,730

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flow from operating activities:
Net loss	$(813,064)	$(1,944,493)
Adjustments needed to reconcile to net cash flow provided by (used in) operations:
Unrealized loss on hedge contracts	156,990	1,635,537
Accretion of asset retirement obligations	67,530	45,374
Depletion and depreciation	2,130,036	426,859
Stock compensation expense	337,740	369,380
Deferred income tax benefit	(507,000)	(793,000)
Amortization of debt issuance and prepaid expenses	1,375,388	—

Changes in operating assets and liabilities:

Accounts receivable	949,382	456,950
Derivative assets	(1,217,760)	(5,317,710)
Prepaid expenses	(959,098)	(151,222)
Inventory	91,213	(165,238)
Accounts payable	1,272,928	(509,871)
Oil and gas payable	(630,612)	155,626
Accrued liabilities	(69,028)	(398,926)
Taxes payable	165,030	—
Other current assets	540,404	24,090

Net cash provided by (used in) operations	2,890,079	(6,166,644)

Cash flow from investing activities:
Additions to oil and gas properties	(10,410,734)	(1,941,379)
Additions to fixed assets and other	(695,374)	(86,623)
Acquisition of W.O. Energy of Nevada, Inc.	—	(48,292,607)
Acquisition of additional Davenport revenue interest	(133,000)	(500,250)
Net cash used in investing activities	(11,239,108)	(50,820,859)

Cash flow from financing activities:
Net proceeds from long-term debt	2,500,000	40,750,000
Payment for debt-issuance costs	(189,246)	(684,986)
Paydown long-term debt	(68,750,000)	—
Proceeds from issuance of preferred stock, net	45,894,807	—
Proceeds from issuance of common stock and warrants, net	29,705,396	18,369,594
Payment of preferred stock dividend	(554,570)	—
Net cash from financing activities	8,606,387	58,434,608

Net increase in cash and cash equivalents	257,358	1,447,105

Cash and cash equivalents at beginning of period	644,659	145,489

Cash and cash equivalents at end of period	$902,017	$1,592,594

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2,196,081	$—

Supplemental disclosure of non-cash transactions:
Payment of preferred stock dividends in kind	$681,005	—

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

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 for our fiscal year ending June 30, 2008.

2.   PREFERRED AND COMMON STOCK FINANCINGS

On September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock upon conversion for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The preferred stock is convertible to common stock at a price of $5.75 per share and the common stock was subject to 25% warrant coverage at an exercise price of $4.79 per share.  If any Series D Convertible Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Series D Convertible Preferred Stock for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued dividends and PIK dividends.  Gross proceeds from the transactions were $80.9 million, of which $49.1 million was attributable to the preferred stock, and $31.8 million was attributable to the common stock and warrants.  Net proceeds were $75.6 million after deducting for issuance costs of $5.3 million.

The warrant component totals 1,646,061 common shares and is exercisable at $4.79 per share.  The exercise period commences on March 5, 2007 and expires on March 6, 2008.  We computed the fair value of the warrants at September 6, 2006 as approximately $2.3 million based on the Black-Scholes model assuming the warrants will be exercised prior to the March 6, 2008 expiration date, using a 53% expected volatility factor, a risk-free rate of 4.92% and assuming no expected dividend yield.  We have included the fair value of the warrants in Additional Paid-In Capital on our consolidated balance sheet as of December 31, 2006.

Cash proceeds from the financings were used to repay long-term debt (see Note 3), for general corporate purposes and to fund our capital expenditures.

We were required to file a Registration Statement (Form S-1) with the Securities and Exchange Commission (“SEC”), which was filed on October 13, 2006 and was declared effective on January 4, 2007.  We are required to maintain the effectiveness of the registration statement, subject to certain exceptions, and if the effectiveness is not maintained, then we must pay 1.5% of the gross proceeds and an additional 1.5% for every 30 days it is not maintained.  The maximum aggregate of all registration delay payments is 10% of the gross proceeds.

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

For the three months ended December 31, 2006, the preferred dividend was $966,970, of which $532,960 pertained to holders of the PIK dividend option.  For the six months ended December 31, 2006, the preferred dividend was $1,235,575, of which $681,005 pertained to holders of the PIK dividend option.

The liquidation preference for the preferred stock is $49,797,005, which comprises the stated value of $49,116,000 and PIK dividends of $681,005 as of December 31, 2006.

The amount of common shares issued and outstanding is summarized as follows:

Issued shares as of June 30, 2006	26,987,941
Shares issued in private placement (above)	6,584,247
Contingently issued shares (Note 6)	5,000
Issued shares as of December 31, 2006	33,577,188
Management shares returned to Treasury Stock (Note 6)	(1,268,294)
Outstanding shares as of December 31, 2006	32,308,894

3.   LONG-TERM DEBT

Cash proceeds from the financings discussed in Note 2 were used to repay $68.75 million of long-term debt outstanding at June 30, 2006, consisting of amounts due under the senior credit agreement and subordinated credit agreement of $53.75 million and $15 million, respectively.  Due to repaying the $15 million outstanding balance on the subordinated credit agreement, this debt facility has been permanently retired.  The senior credit agreement, with a borrowing base of $55 million, is our only remaining source of debt.  At December 31, 2006, we had outstanding long-term debt of $2.5 million and we were in compliance with the covenants stated in our senior credit agreement.  At December 31, 2006, the interest rate was 9.25%.

4.   DERIVATIVE HEDGING CONTRACTS

Pursuant to our senior credit agreement, we are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas. The objective of the hedging contracts is to reduce our exposure to commodity price risk associated with expected oil and natural gas production. By achieving this objective we intend to protect the outstanding debt amounts and maximize the funds available under our existing senior credit agreement, which should enable us to support our annual capital budgeting and expenditure plans.

During our fiscal year ended June 30, 2006, we paid $6.1 million to enter into financial contracts to set price floors.  During the six months ended December 2006, we paid $1.2 million to enter into additional financial contracts to set price floors for the 2009 calendar year.  These financial contracts are summarized in the table below.

Time Period	Floor Oil Price	Barrels per Day	Floor Gas Price	Gas Mcf per Day	Barrels of Equivalent Oil per Day
1/1/06 — 12/31/06	$60	534	$8.50	1,784	832
6/1/06 — 12/31/06	$60	79	$7.60	690	194
1/1/07 — 12/31/07	$55	507	$8.00	1,644	781
1/1/07 — 12/31/07	$60	72	$7.60	658	182
1/1/08 — 12/31/08	$55	479	$7.50	1,534	735
1/1/08 — 12/31/08	$60	66	$7.60	592	164
1/1/09 — 4/30/09	$60	59	$7.60	559	152
1/1/09 — 12/31/09	$55	395	$7.60	1,644	668

We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparty to our financial hedging contracts. We anticipate, however, that our counterparty, Union Bank of California, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparty. At December 31, 2006, we had a receivable balance due from our counterparty amounting to $124,090.

Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations.  Amounts due from or to our counterparty resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations. During the three and six month periods ended December 31, 2006, there were settlements under our derivative agreements due to Cano amounting to $235,128 and $751,457, which are included in our Consolidated Statements of Operations under “Crude oil and natural gas sales.”  The settlements were cumulative monthly payments due to Cano since the NYMEX natural gas price was lower than the $8.50 and $7.60 “floor natural gas prices” and the NYMEX crude oil price was lower than the $60 “floor crude oil price.”  The cash flows relating to the derivative instruments are reflected in operating activities on our statements of cash flow.

We obtained mark-to-market valuations used for our derivative instruments from an external source and validated such valuations using quotes for exchange-traded options with similar terms. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $7.3 million payment as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  During the three and six month period ended December 31, 2006, we recognized losses on hedge contracts to our Consolidated Statements of Operations amounting to $693,016 and $156,990 under “Unrealized loss on hedge contracts.”  At December 31, 2006, our Derivative Assets totaled $3,943,584, of which $2,408,317 is considered long-term.

5.   ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of expected cash flows related to the liability. At December 31, 2006, our liability for ARO was $1,626,497, of which $1,605,926 is considered long-term. Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.

The following table describes the changes in our asset retirement obligations for the six months ended December 31, 2006:

Asset retirement obligation at June 30, 2006	$1,607,378
Accretion expense	67,530
Plugging costs	(48,411)
Asset retirement obligation at December 31, 2006	$1,626,497

6.   DEFERRED COMPENSATION

Management Stock Pool Agreement

As discussed in our Form 10-KSB dated June 30, 2006 pursuant to the terms of a Management Stock Pool Agreement dated May 28, 2004, the escrowed performance shares totaled 2,505,025 shares.  During October 2006, the Board approved the release of performance shares totaling 1,252,514 shares to the executive Davenport shareholders and the remaining 1,252,511 shares have been returned as treasury shares.

As of December 31, 2006, the Treasury Stock totaled 1,268,294 shares, consisting of the 1,252,511 performance shares which have been returned as treasury stock, as previously discussed, and 15,783 compensation shares forfeited by a former employee.

Contingently Issued Shares from the 2005 Long-Term Incentive Plan

As of December 31, 2006, we have issued 115,000 restricted shares to key employees from our 2005 Long-Term Incentive Plan, as discussed in our Form 10-KSB dated June 30, 2006, as summarized below:

	Shares	Weighted Average Grant Price	Fair Value
Outstanding at June 30, 2006	140,000	$5.62	$786,800
Shares granted during August 2006	5,000	$5.03	$25,150
Shares forfeited during November 2006	(30,000)	$5.62	$(168,600)
Outstanding at December 31, 2006	115,000	$5.59	$643,350

The restricted shares will vest to the individual employees based on future years of service ranging from one to three years depending on the life of the award agreement.  The fair value is based our actual stock price on the date of grant multiplied by the number of restricted shares granted.  As of December 31, 2006, the value of non-vested restricted shares amounted to $442,088.  In accordance with SFAS Nos. 123(R), for the three and six months ended December 31, 2006, we have expensed $53,431 and $146,809, respectively, to stock compensation expense based on amortizing the fair value over the appropriate service period.

7.   STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used.  We adopted SFAS 123(R) beginning July 1, 2006.  Since we had expensed stock options granted to employees in accordance with SFAS 123, the adoption of SFAS No. 123(R) did not materially impact our operating results, financial position, or our future cash flows.

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

On December 7, 2005, our stockholders approved our 2005 Long-Term Incentive Plan (“2005 LTIP”) that authorized the issuance of up to 1,000,000 shares of our common stock to key employees, key consultants and outside directors of our company and subsidiaries.  On December 28, 2006, our stockholders approved an Amendment to the 2005 LTIP that increases the number of shares authorized for issuance under the Plan from 1,000,000 to 3,500,000 shares of our common stock.  The Amendment also increases for Executive Officers (as defined in the Plan) for any calendar year (i) the number of stock options or stock appreciation rights that any Executive Officer can receive from 100,000 shares of common stock to 300,000 shares of common stock, (ii) the number of shares relating to restricted stock, restricted stock units, performance awards or other awards that are subject to the attainment of performance goals that any Executive Officer can receive from 100,000 shares of common stock to

300,000 shares of common stock; and (iii) the number of shares relating to all awards that an Executive Officer can receive from 100,000 to 300,000.  The 2005 LTIP permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards, whether granted singly, or in combination or in tandem.  The 2005 LTIP terminates on December 7, 2015; however, awards granted before that date will continue to be effective in accordance with their terms and conditions.

On December 13, 2005, under the 2005 LTIP, 25,000 options were granted to each of our five non-employee directors. The exercise price is $6.30 per share. These granted options vest on December 13, 2006 if such persons are still directors or an employee on December 13, 2006.

During April 2006 and June 2006, we granted options totaling 227,185 shares to our employees under the 2005 LTIP.  Options totaling 90,000 shares were granted and 45,000 vested on April 1, 2006 and the exercise price was $9.55 per share.  As of December 31, 2006, the 90,000 options shares were forfeited.  On June 21, 2006, options totaling 137,185 shares were granted and vest on June 21, 2009, with an exercise price of $5.15 per share.  Through December 31, 2006, 13,000 of these shares were forfeited.

On August 11, 2006, under the 2005 LTIP, 15,000 options were granted to two non-employee directors. The options granted to these two directors under the 2005 LTIP totaled 30,000 shares.  The exercise price is $5.06 per share. These granted options vest on August 11, 2007 if such persons are still directors or an employee on this date.

On December 28, 2006, under the 2005 LTIP, 25,000 options were granted to each of our six non-employee directors totaling 150,000 shares. The exercise price is $5.42 per share. These granted options vest on December 28, 2007 if such persons are still directors or an employee on December 28, 2007.

On December 28, 2006, under the 2005 LTIP, we granted 265,000 total options to our five executive officers. The exercise price is $5.42 per share. If the executive officer is still employed by us on each anniversary date of the grant, one-third of the stock options will vest on each of the following three anniversary dates - December 28, 2007, 2008 and 2009.

A summary of options as of December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	577,185	$5.66
Shares granted	445,000	$5.40
Shares forfeited or expired	(128,000)	$8.04
Outstanding at December 31, 2006	894,185	$5.19

Total options exercisable at December 31, 2006 amounted to 325,000 shares and had a weighted average exercise price of $4.92.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

Pursuant to SFAS No. 123(R), Accounting for Stock-Based Compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of our common stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected lives of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected dividend yield reflects our intent not to pay dividends on our common stock during the contractual periods.  The fair values of options granted through December 31, 2006 and 2005 along with the factors used to calculate the fair values of those options are summarized in the table below:

	Six Months Ended December 31,
	2006	2005
No. of shares	569,185	325,000
Risk free interest rate	4.69 – 5.15%	4.02 – 4.44%
Expected life	4 years	4 years
Expected volatility	51.9 – 53.8%	41.9 – 51.5%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value — exercise prices equal to market value on grant date	$2.47	$2.40
Weighted average grant date fair value — exercise prices greater than market value on grant date	$—	$—
Weighted average grant date fair value — exercise prices less than market value on grant date	$—	$1.75

In accordance with the provisions of SFAS 123(R), for the three-month periods ended December 31, 2006 and 2005, we had recorded a charge to stock compensation expense of $114,699 and $46,736, respectively, for the estimated fair value of the options granted to our directors and employees.  For the six-month periods ended December 31, 2006 and 2005, we had recorded a charge to stock compensation expense of $240,014 and $72,794, respectively, for the estimated fair value of the options granted to our directors and employees.

The following is a summary of stock options outstanding at December 31, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$4.00	50,000	8.46	50,000
$4.13	100,000	8.25	100,000
$3.98	50,000	8.72	50,000
$6.30	125,000	8.96	125,000
$5.15	124,185	9.48	—
$5.06	30,000	9.62	—
$5.42	415,000	10.00	—
$5.19	894,185	9.46	325,000

Based on our $5.48 stock price at December 31, 2006, the intrinsic value of the options was approximately $360,000.

8.   NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	December 31, 2006	December 31, 2005
Stock options	894,185	325,000
Warrants	1,646,061	—
Preferred stock	8,541,913	—
PIK dividends	118,436	—
Restricted shares	115,000	2,659,975

The shares of common stock underlying the stock options, warrants, the preferred stock, PIK dividends and the restricted shares, as shown in the preceding table, are not included in weighted average shares outstanding for the three and six months ended December 31, 2006 and 2005 as their effects would be anti-dilutive.

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

We have entered into an agreement to be a lead sponsor of a television production called Honey Hole All Outdoors. As part of the sponsorship, we paid $75,000 during the six months ended December 31, 2006 to R.C. Boyd Enterprises, the owner of Honey Hole All Outdoors. Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board.

10.   INCOME TAXES

Our income tax benefit is as follows:

	Quarter Ended December 31,		6 Months Ended December 31,
	2006	2005	2006	2005
Current income tax benefit
Federal	$—	$—	$—	$—
State	33,000	—	—	—
Total current tax benefit	33,000	—	—	—
Deferred income tax benefit
Federal	275,000	710,000	458,000	710,000
State	44,000	83,000	49,000	83,000
Total deferred tax benefit	319,000	793,000	507,000	793,000
Total income tax benefit	$352,000	$793,000	$507,000	$793,000

The difference between our benefit from income taxes recorded on the statements of operations and the tax computed using statutory rates primarily comprises state taxes and adjustments to the valuation allowance.

At December 31, 2006, we have recorded a total deferred tax liability of $32.3 million, which resulted primarily from the acquisition of WO Energy, as discussed in our Form 10-KSB dated June 30, 2006. A schedule showing the significant components of the net deferred tax liability as of December 31, 2006 is as follows:

	December 31, 2006	June 30, 2006
Deferred tax assets:
Deferred compensation expense	$973,000	$834,000
Net operating loss carryovers	7,327,000	4,680,000
Other	239,000	216,000
	8,539,000	5,730,000
Less: valuation allowance	(792,000)	(792,000)
Total deferred tax assets	7,747,000	4,938,000

Deferred tax liabilities:
Difference in book and tax bases:
Acquired oil and gas properties	(38,579,000)	(35,950,000)
Other properties	(1,516,000)	(499,000)
Total deferred tax liabilities	(40,095,000)	(36,449,000)
Net deferred tax liability	$(32,348,000)	$(31,511,000)

At December 31, 2006, Cano had net operating loss (“NOL”) carryforwards for tax purposes of approximately $20.4 million. The remaining net operating losses principally expire in 2024 and 2025. Of the $20.4 million, $2.2 million will be unavailable to offset any future taxable income due to limitations from change in ownership as defined in Section 382 of the Internal Revenue Service (“IRS”) code. Accordingly, our valuation allowance reflects the unavailable $2.2 million NOL.

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

The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages, including, but not limited to, damages for damage to their land and livestock, certain expenses related to fighting the fire and certain remedial expenses. In addition, the plaintiffs seek (i) termination of certain oil and natural gas leases, (ii) reimbursement for their attorney’s fees and (iii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or defacto partnership. The owner of the remainder of the mineral estate, Texas Christian University, has intervened in the suit joining the plaintiffs’ request to terminate certain oil and natural gas leases and on January 26, 2007, Southwestern Public Service Company d/b/a XCEL Energy, intervened in the suit as a party adverse to all defendants, claiming that the fire that is the subject of this lawsuit destroyed transmission and distribution equipment, including utility poles, lines and other equipment with an estimated loss of $1,876,000.

Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time Cano management believes the suit is without merit and is vigorously defending itself and its subsidiaries.

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc.; W. O. Operating Company, Ltd, and W.O. Energy, Inc. There are 43 plaintiffs and four groups of interveners that claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County.

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

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Yolanda Villareal, Individually and on behalf of the Estate of Gerardo Villareal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and W.O. Energy, Inc. The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages for the wrongful death of Gerardo Villareal who they claim died as a result of the fire. Relatives of Roberto Chavira have intervened in the case alleging similar claims regarding the death of Roberto Chavira.

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

On February 9, 2007, Cano and its subsidiaries entered into a Settlement Agreement and Release with the plaintiff pursuant to which in exchange for mutual releases, in addition to the approximately $923,000 that we have been reimbursed by plaintiff, the plaintiff agreed to pay to Cano within 20 business days of February 9, 2007 the amount of $6,699,827 comprised of the following: (a) the $1,000,000 policy limits of the primary policy; (b) the $5,000,000 policy limits of the excess policy; (c) $500,000 for future defense costs; (d) $144,000 as partial payment for certain unpaid invoices for litigation related expenses; (e) all approved reasonable and necessary litigation related expenses through December 21, 2006 that are not part of the above-referenced $144,000; and (f) certain specified attorneys fees.

Other

On November 9, 2006, Cano entered into a settlement and mutual release agreement with Morris R. Greenhaw, Morris R. Greenhaw Oil & Gas, Inc., Saroco, Inc., KenMor Properties, LLC and Kenneth K. Laughlin regarding various claims and rights of the parties asserted against each other in connection with Cano’s acquisition of Square One Energy, Inc. and Square One’s development plans for the Desdemona Field.   As part of the settlement, a lawsuit for indemnification brought by Morris R. Greenhaw, Morris R. Greenhaw Oil & Gas, Inc. and Kenneth K. Laughlin (collectively, the “Litigation Parties”) against Cano, et al., was dismissed with prejudice in exchange for Cano’s agreement to pay reasonable attorneys fees and costs of the Litigation Parties through September 30, 2006 in the approximate amount of $220,000 and future reasonable attorneys fees and cost incurred by them in connection with a lawsuit brought against the Litigation Parties by the Chapter 7 Trustee of the Greenhaw Energy, Inc. estate.  In addition, the settlement agreement provided for a $690,000 payment to Morris R. Greenhaw for a three year compressor site lease in the Desdemona Field, a waiver of his right to challenge Square One’s development plans for the Desdemona Field and a waiver of his right to require burial of current pipelines on the surface of his property in the Desdemona Field.

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

Growth Strategy

We are a growing independent oil and natural gas company that intends to actively pursue enhanced oil recovery techniques to increase production and reserves at our existing properties and properties acquired in the future.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.  We use waterflooding and enhanced oil recovery (“EOR”) methods, such as surfactant-polymer technology.

During our first two years of operations, our primary focus was to achieve growth through acquiring existing, mature oil and natural gas fields.  We believe the portfolio of oil and natural gas properties that we have acquired thus far provides ample opportunities to apply waterflooding and EOR technology.  The potential of these assets is discussed in our Form 10-KSB dated June 30, 2006 - “Management’s Discussion and Analysis—- Proved Reserves.”  During the twelve months ending June 30, 2007, our emphasis is to achieve growth by developing our existing oil and natural gas properties through development activities such as waterflooding and EOR technology.  These development activities are more clearly defined later in this section under “Capital Spending Plan for Fiscal Year 2007.”

Liquidity and Capital Resources

As discussed in Note 2, on September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock upon conversion for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The convertible preferred stock is convertible to common stock at a price of $5.75 per share and the common stock was subject to 25% warrant coverage at an exercise price of $4.79 per share.  If any Series D Convertible Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Series D Convertible Preferred Stock for the redemption amount in cash equal to the stated value of the Series D Convertible Preferred Stock, plus accrued dividends and PIK dividends.  Gross proceeds from the transactions were $80.9 million, of which $49.1 million was attributable to preferred stock, and $31.8 million was attributable to the common stock and warrants.  Net proceeds were $75.6 million after deducting for issuance costs of $5.3 million.

The warrant component totaled 1,646,061 common shares and is exercisable at $4.79 per share.  The exercise period commences 180 days after September 6, 2006 and expires on March 6, 2008.  We computed the fair value of the warrants at September 6, 2006 as approximately $2.3 million based on the Black-Scholes model.  We have included the fair value of the warrants in Additional Paid-In Capital.

Cash proceeds from the financings were used to repay $68.75 million of long-term debt as discussed in Note 3, general corporate purposes and to fund our fiscal 2007 capital expenditures.  The subordinated debt has been permanently retired.  The senior credit agreement, with a borrowing base of $55 million, is our only remaining source of debt.  At December 31, 2006, we had outstanding long-term debt of $2.5 million.

At December 31, 2006, our cash balance was $0.9 million.  For the six months ended December 31, 2006, we generated cash from operations of $2.9 million, which is an improvement of $9.1 million as compared to the $6.2 million used in operations for the six months ended December 31, 2005.  This is largely due to improved earnings as discussed under “Results of Operations,” and the purchase of derivative hedging contracts.  During the six months ended December 31, 2006 and 2005, we purchased derivative hedging contracts of $1.2 million and $5.3 million, respectively.

We believe the combination of cash on hand, cash flow generated from operations, and available debt of $52.5 million is sufficient to finance our contractual obligations and our $41 million capital expenditure program as further discussed below in the section titled “Capital Spending Plan for Fiscal Year 2007.”

Hedging Activities

As discussed in Note 4, pursuant to our senior credit agreement, we are required to enter into derivative hedging contracts to hedge our exposure to commodity price risk associated with expected oil and natural gas production.  During December 2006, we paid $1.2 million to enter into derivative hedging contracts to set price floors for the 2009 calendar year.  Through the 2009 calendar year, we are hedged at price floors that range from $55 - $60 per barrel crude oil prices and $7.50 - $8.50 per mcf for natural gas prices.  For the six months ended December 31, 2006, approximately 72% of our sales were hedged.

We have no derivative hedging contracts that set a price ceiling. Therefore, we are entitled to 100% of our revenue receipts and, if crude oil and natural gas NYMEX prices are lower than the price floor, we will be reimbursed for the difference between the NYMEX price and floor price.

Capital Spending Plan for Fiscal Year 2007

Our capital spending plan for the twelve months ended June 30, 2007 (“Fiscal Year 2007”), excluding potential acquisitions, is projected to be $41 million to implement developmental projects at our existing fields to increase reserves and production.  Of this amount, $10.5 million has been spent for the six months ended December 31, 2006.  Our capital spending plan is summarized as follows:

Panhandle Properties.  We are into the execution of Phase I of our waterflood development plan at the Cockrell Ranch Unit. We have one drilling rig running and have drilled and completed eight replacement wells to be used in the waterflood.  We plan to drill up to 14 more replacement wells to complete our Phase I development pattern. In respect of Phase I, 30 producing wells have been worked over and returned to production and the remaining 28 injection well conversions are anticipated to be complete by the end of the second calendar quarter of 2007. Our Phase I waterflood facility design is complete and procurement is underway. We are on schedule to initiate field construction work within the next 60 days.  We expect to begin Phase I water injection during the second calendar quarter of 2007 and anticipate a preliminary response from the waterflood by the fourth calendar quarter of 2007.  Full waterflood development over the remaining 11,000+ net acres of the Panhandle Properties is anticipated once the initial response data is available.

Desdemona Properties — Waterflood. We have secured a drilling rig to drill five injectors and seven producers to initiate the Duke Sand waterflood at the Desdemona Field and currently have three workover rigs operating in the field.  Procurement and infrastructure development is underway and we plan to begin field construction work in the next 60 days. We expect regulatory approvals to initiate water injection in the second calendar quarter of 2007, and anticipate an initial waterflood response in the fourth calendar quarter of 2007.

Desdemona Properties — Barnett Shale. We have announced a new field discovery in the Barnett Shale formation in this field, located some 50 miles west of established Barnett Shale production in the Ft. Worth Basin.  We have drilled ten and completed eight vertical Barnett Shale wells in the Desdemona Field out of our original ten well capital budget program.  Two wells are currently awaiting fracture stimulation treatments. Current gas sales from this new field are averaging roughly 850 MCFD gross and 705 MCFD net from five wells.  Compression is currently being added to three wells which will be brought on line within the next week. We currently have two drilling rigs running in this field.  Due to the encouraging initial results of this Barnett Shale drilling program, we have increased our Fiscal Year 2007 capital spending plan allocable to this program to roughly $10 million, for a total of 14 vertical wells and four horizontal infill wells.  As we have previously mentioned, we intend to test both the Marble Falls and Barnett Shale horizons in this 10,000 acre field and support a development plan to monetize both horizons.

Nowata Properties.  This field is currently being waterflooded.  We have completed the planned workovers to return 15 wells to production to optimize the planned waterflood/alkaline, surfactant, polymer (“ASP”) pattern. The pilot plant design is complete and we have sourced surfactants, polymers and equipment for a scheduled second calendar quarter 2007 start-up of an ASP pilot. First ASP response is anticipated in the first calendar quarter of 2008.

Corsicana Properties.  We have drilled and completed 16 pattern replacement wells and plan to reinstate a prior waterflood development in this field. We are currently in the permitting phase and expect to receive final approvals to inject water in second calendar quarter of 2007. Based on our analysis of the remaining oil saturations in this field and coupled with the prior successful polymer pilot in this field, we believe that this field is a prime ASP application candidate. Once waterflood response and laboratory results are analyzed, we anticipate implementing an ASP pilot in the field in the fourth calendar quarter of 2007.

Davenport Properties.  We have completed workover operations and have returned 12 wells to production and are awaiting final regulatory approval to activate 11 injection wells to optimize the waterflood pattern at the Davenport Field.  We have seen production increases from this development work.  Contingent upon successful laboratory studies, we anticipate initiating an ASP pilot project in this field in the Fiscal Year 2008 timeframe.

Rich Valley Field.  We are presently evaluating the Rich Valley Properties for sale.

Results of Operations

Overall

For the quarter ended December 31, 2006 (“current quarter”), we had a loss applicable to common stock of $1.4 million, which was $0.1 million lower as compared to the $1.5 million loss applicable to common stock incurred for the quarter ended December 31, 2005 (“prior year quarter”).  For the six months ended December 31, 2006 (“current six months”), we had a loss applicable to common stock of $2.0 million, which was $0.1 million higher as compared to the $1.9 million loss applicable to common stock incurred for the six months ended December 31, 2005 (“prior year six months”).

The following table summarizes the differences between the quarters and six month periods.

	Quarter Ended December 31,		Increase	Six Months Ended December 31,		Increase
Amounts in $millions	2006	2005	(Decrease)	2006	2005	(Decrease)
Results of oil and gas producing operations excluding unrealized hedging loss	$2.7	$1.5	$1.2	$6.8	$2.3	$4.5
Less the following items:
General and administrative expenses	2.7	1.8	0.9	5.9	3.2	2.7
Interest expense, net	0.1	0.2	(0.1)	2.0	0.2	1.8
Deferred income tax benefit	(0.4)	(0.8)	0.4	(0.5)	(0.8)	0.3
Preferred stock dividend	1.0	—	1.0	1.2	—	1.2
Loss on hedge contracts	0.7	1.6	(0.9)	0.2	1.6	(1.4)
Net loss	$(1.4)	$(1.5)	$0.1	$(2.0)	$(1.9)	$(0.1)

Results of oil and natural gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depletion and depreciation. The $1.2 million increase in the current quarter is attributed to including three months of operating results from the Panhandle Properties and the Pantwist Properties.  The prior year quarter included only one month of Panhandle Properties operating results and did not include any operating results for the Pantwist Properties.

The $4.5 million increase in the current six months is attributed to:

•                  Including six months of operating results from the Panhandle Properties (i.e. WO Energy) and the Pantwist Properties.  The prior year quarter included only one month of Panhandle Properties operating results and did not include any operating results for the Pantwist Properties.  This contributed $4.0 million to results of oil and gas operations.

•                  Improved operating results from our Davenport, Rich Valley, Desdemona, and Nowata Properties, primarily due to higher oil and natural gas prices received, and increased sales from bringing existing non-producing wells to production and increased natural gas sales at the Desdemona Properties.

The other factors will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter and six months ended December 31, 2006 and 2005.

	Quarter ended December 31,		Increase	Six months ended December 31,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues	$6,902,524	$3,163,282	$3,739,242	$15,556,197	$5,109,241	$10,446,956
Sales
• Crude Oil (MBbls)	68	36	32	141	64	77
• Natural Gas (MMcf)	346	111	235	721	153	568
• Total (MBOE)	126	54	72	261	89	172
Average Price (includes hedge reimbursements)
• Crude Oil ($/ Bbl)	$58.70	$57.14	$1.56	$64.14	$58.55	$5.40
• Natural Gas ($/ Mcf)	$8.39	$8.97	$(0.58)	$9.03	$8.22	$0.81

The current quarter operating revenues of $6.9 million represent an improvement of $3.7 million as compared to the prior year quarter of $3.2 million. The $3.7 million improvement is primarily attributable to including increased operating results from the Panhandle Properties and the Pantwist Properties, as previously discussed (combined $3.3 million of revenue and 63 MBOE of sales); the higher prices received for crude oil sales; and increased sales from other fields due to bringing existing non-producing wells to production and increased natural gas sales at the Desdemona Properties.

The current six months operating revenues of $15.6 million represent an improvement of $10.5 million as compared to the prior year quarter of $5.1 million.  The $10.5 million improvement is primarily attributable to including increased operating results from the Panhandle Properties and the Pantwist Properties, as previously discussed (combined $9.2 million of revenue and 161 MBOE of sales); the higher prices received for crude oil and natural gas sales; and increased sales from other fields due to bringing existing non-producing wells to production and increased natural gas sales at the Desdemona Properties.

The average price we received for crude oil sales is generally at or above market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.

Operating Expenses

For the current quarter, our total operating expenses were $6.9 million, or $3.3 million higher than the prior year quarter of $3.6 million. The $3.3 million increase is primarily attributed to including three months of Panhandle Field and Pantwist Properties operating expenses totaling $1.7 million, higher general and administrative expenses of $0.9 million, and higher other operating expenses of $0.7 million.

For the current six months, our total operating expenses were $14.7 million, or $8.7 million higher than the prior year quarter of $6.0 million. The $8.7 million increase is primarily attributed to including three months of Panhandle Field and Pantwist Properties operating expenses totaling $4.9 million, higher general and administrative expenses of $2.7 million, and higher other operating expenses of $1.1 million.

Our lease operating expenses (“LOE”) consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities.  For the current quarter, the LOE per BOE was $19.62, which is a $3.15 per BOE improvement as compared to the prior quarter of $22.77 per BOE.  For the current six months, the LOE per BOE was $20.74, which is a $1.51 per BOE improvement as compared to the prior six months of $22.25 per BOE.  The improvement in the current quarter and six months results is due to implementing operational improvements in prior months, which has led to improved operating efficiency in current months.  We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle.  We are continuing to implement improvements to field operations to increase operational efficiency.

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the current quarter, our G&A expenses totaled $2.7 million, which is $0.9 million higher than the prior year quarter amount of $1.8 million.  The primary contributors to the $0.9 million increase were increased labor and staffing costs of $0.7 million; higher legal fees to comply with regulatory requirements and for litigation of $0.2 million; and increased fees of $0.2 million for accounting services for SEC reporting and to achieve full compliance the Section 404 of the Sarbanes-Oxley Act, partially offset by lower other expenses of $0.2 million.  For the current six months, our G&A expenses totaled $5.9 million, which is $2.7 million higher than the prior year six months’ amount of $3.2 million.  The primary contributors to the $2.7 million increase were increased labor and staffing costs of $1.0 million; higher legal fees to comply with regulatory requirements and for litigation of $0.9 million; increased fees of $0.4 million for accounting services for SEC reporting and to achieve full compliance the Section 404 of the Sarbanes-Oxley Act; and higher other expenses of $0.4 million, primarily for office rent and insurance.

Our production and ad valorem taxes (“taxes”) consists of production taxes for crude oil and natural gas sales assessed by Texas and Oklahoma, and ad valorem taxes represent property taxes assessed by Texas and Oklahoma on the value of our oil and gas fields.  For the current and prior year quarters, our taxes totaled $0.6 million and $0.2 million, respectively.  For the current and prior year six month periods, our taxes totaled $1.2 million and $0.3 million, respectively.  The increase in taxes is due to increased sales of crude oil and natural gas as discussed under “Operating Revenues” and increased ad valorem taxes from the Panhandle and Pantwist properties.  For the current quarter and six month periods, our ad valorem taxes totaled $0.1 million and $0.3 million, respectively.  For the prior year quarter and six month periods, our ad valorem taxes were minimal.

Loss on Hedging Contracts

As discussed in Note 4 to the financial statements, we entered into financial contracts to set price floors for crude oil and natural gas. In accordance with SFAS 133, during the current quarter and current six months, we recorded a Loss on Hedging Contracts of $0.7 million and $0.2 million, respectively, to reflect the fair value of the derivative instruments as of December 31, 2006.  For the prior quarter and prior six months we had recorded a Loss on Hedging Contracts of $1.6 million.  By their nature, these derivative instruments can be highly volatile to our earnings. A five percent change in these prices for our derivative instruments can impact earnings by approximately $200,000.

Also, during the current quarter and current six months, as discussed in Note 4, there were settlements under our derivative agreements due to Cano.  The settlements were cumulative monthly payments to Cano primarily due to the NYMEX natural gas price being lower than the $8.50 and $7.60 “floor natural gas prices.”  We also received payments for the NYMEX crude oil price being lower than the $60 “floor crude oil price.” For the current quarter and current six months, the settlement payments to Cano for natural gas were $207,899 and $724,228, respectively.  For the current quarter and current six months, the settlement payments to Cano for crude oil were $27,229.

Interest Expense

The interest expense we incurred in the current quarter and current six months of $0.2 million and $2.1 million, respectively, resulted directly from senior credit agreement and subordinated credit agreement as discussed in Note 3.  The current six months’ amount includes $0.5 million for previously deferred financing costs pertaining to our subordinated credit agreement since we have permanently retired this credit agreement, as discussed in Note 3.  For the prior year quarter and prior year six months, our interest expense was $0.3 million.  As we continue progress on our Fiscal Year 2007 capital spending plan, we expect to see increased interest expense in future periods.

Deferred Income Tax Benefit

As of December 31, 2006, we had a net deferred tax liability of $32.3 million.  This represents deferred tax benefits from generation of net operating losses because a valuation allowance against such items is not required. We review our deferred tax assets at least quarterly and record a valuation allowance against those assets when we conclude that it is more likely than not that those assets will expire without being utilized. For the current quarter and current six months, we recorded an income tax benefit of $0.4 million and $0.5 million, respectively.  For the prior year quarter and prior year six months, we recorded an income tax benefit of $0.8 million.

Preferred Stock Dividend

The preferred stock dividend during the current quarter and current six months of $1.0 million and $1.2 million, respectively, resulted from the preferred stock financing, which was completed on September 6, 2006, as discussed in Note 2.  Since we did not issue preferred stock during the six months ended December 31, 2005, there were no preferred stock dividends for the periods ended December 31, 2005.

New Accounting Pronouncements

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 in our June 30, 2008 fiscal period.

Sabine Joint Venture Withdrawal

On January 26, 2007 but effective January 8, 2007, Cano entered into the First Amendment to Amended and Restated Regulations of Sabine Production Operating, LLC (“Sabine Production”) with Carlile Management, LLC, a member, Haddock Enterprises, LLC, a member, Jack I. Tompkins, a manager, Dr. Kenneth Q. Carlile, a manager, Gerald W. Haddock, a manager, and S. Jeffrey Johnson, a manager.  Gerald W. Haddock is a member of Cano’s board of directors and S. Jeffrey Johnson is Cano’s Chairman and CEO.

The amendment provides that the maximum amount to be committed to Sabine Production by any member is increased from $325,000 to $375,000.  The amendment also provides that after funding the increased commitment of $375,000, a member may withdraw as a member of Sabine Production.  Upon a withdrawal, the withdrawing member forfeits its membership interests in Sabine Production and is released from all of its obligations under the Amended and Restated Regulations, as amended, the Omnibus Agreement, the Compensation Reimbursement Agreement and the Non-competition Agreement.

On January 26, 2007, Cano made its final contribution of $50,000 to Sabine Production such that its aggregate contribution was $375,000 and on February 1, 2007, Cano delivered its notice of withdrawal from Sabine Production effective on February 1, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Note 4 to the consolidated financial statements regarding the updates of our market risk from June 30, 2006 through December 31, 2006.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, chief financial officer and principal accounting officer of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, our chief executive officer, chief financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer, chief financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the course of performing our quarter end closing procedures for the quarter ended September 30, 2006, our internal controls detected that a senior executive was involved in fraudulent sales to Cano of equipment and materials.  In the opinion of management, failure to set up adequate controls over payments to vendors represented a material weakness in the Company’s internal control over financial reporting as of September 30, 2006.  We implemented additional procedures to strengthen our internal controls over accounts payable processing during the quarter ended December 31, 2006.  The additional procedures involve additional procedures to set-up new vendors in our accounts payable system and additional review of vendor invoices prior to payment.

As discussed above with respect to the additional procedures added to set-up new vendors in our accounts payable system and additional review of vendor invoices prior to payment, a change of our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

We submitted a proxy statement to the Company’s stockholders as of the record date, November 14, 2006.  The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on December 28, 2006.  There were 32,308,894 shares of common stock entitled to vote at the meeting and 49,116 shares of our Series D Convertible Preferred Stock entitled to vote at the meeting, on an as converted basis into 8,613,994 shares of common stock, except, due to the rules of the American Stock Exchange, with regard to the authorization of the issuance of additional shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock.  For all items except the authorization of the issuance of additional shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock, there were 40,922,888 shares entitled to vote at the meeting.  For the election of the Board of Directors, the results were as follows:
Nominee	Votes For	Votes Withheld
S. Jeffrey Johnson (1)	22,761,919	143,744
Donnie D. Dent (1)	22,655,213	250,450
Gerald W. Haddock (1)	22,635,263	270,400
Randall Boyd (1)	22,634,998	270,665
Dr. Jim Underwood (1)	22,521,063	384,600
Patrick W. Tolbert (1)	22,747,317	158,346
Dennis McCuistion (1)	22,734,063	171,600

(1)             Incumbent

For the approval of the issuance of additional shares of common stock upon conversion of Cano’s Series D Convertible Preferred Stock (exclusive of the shares into which the Series D Convertible Preferred Stock is convertible), the results were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
13,371,780	2,873,836	26,001	6,634,046

For the approval of the amendment to the Certificate of Incorporation to increase the number of shares of authorized common stock, the results were as follows:

Votes For	Votes Against	Votes Abstained
23,567,658	3,301,337	30,785

For the approval of the amendment to the 2005 Long-Term Incentive Plan, the results were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
16,715,857	3,501,092	48,785	6,634,047

For the ratification of Hein & Associates LLP as Cano’s independent registered public accounting firm for the year ended June 30, 2007, the results were as follows:

Votes For	Votes Against	Votes Abstained
26,827,886	45,074	26,821

Item 5.    Other Information.

On February 9, 2007, Cano and its subsidiaries entered into a Settlement Agreement and Release with Mid-Continent Casualty Company in connection with the lawsuit filed by Mid-Continent as described in Note 11 pursuant to which in exchange for mutual releases, in addition to the approximately $923,000 that we have been reimbursed by Mid-Continent, Mid-Continent agreed to pay to Cano within 20 business days of February 9, 2007 the amount of $6,699,827 comprised of the following: (a) the $1,000,000 policy limits of the primary policy; (b) the $5,000,000 policy limits of the excess policy; (c) $500,000 for future defense costs; (d) $144,000 as partial payment for certain unpaid invoices for litigation related expenses; (e) all approved reasonable and necessary litigation related expenses through December 21, 2006 that are not part of the above-referenced $144,000; and (f) certain specified attorneys fees.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation incorporated by reference from Exhibit 3.8 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.
+ 10.1	Employment Agreement of Patrick McKinney effective June 1, 2006, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on November 9, 2006.
+ 10.2	First Amendment to Employee Agreement of Patrick McKinney dated November 9, 2006, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on November 9, 2006.
+ 10.3	Restricted Stock Award Agreement of Patrick McKinney dated June 1, 2006, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on November 9, 2006.
+ 10.4	Amendment No. One dated December 28, 2006 to the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2007.
+ 10.5

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and S. Jeffrey Johnston, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on January 4, 2007.

+ 10.6

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Morris B. Smith, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on January 4, 2007.

+ 10.7

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Patrick McKinney, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on January 4, 2007.

+ 10.8

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and James K. Teringo, Jr., incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed on January 4, 2007.

+ 10.9

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Michael J. Ricketts., incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed on January 4, 2007.

+ 10.10

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Gerald Haddock, incorporated by reference from Exhibit 10.75 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.

+ 10.11

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Don Dent, incorporated by reference from Exhibit 10.76 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.

+ 10.12

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Randall Boyd, incorporated by reference from Exhibit 10.77 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.

+ 10.13

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and James Underwood, incorporated by reference from Exhibit 10.78 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.

+ 10.14

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Patrick Tolbert, incorporated by reference from Exhibit 10.79 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.

+ 10.15

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Dennis McCuistion, incorporated by reference from Exhibit 10.80 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.

10.16

First Amendment to Amended and Restated Regulations of Sabine Production Operating, LLC effective January 8, 2007, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on February 1, 2007.

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

CANO PETROLEUM, INC.

Date: February 9, 2007	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: February 9, 2007	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: February 9, 2007	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer