Form 10-Q
period 2007-03-31
CANO PETROLEUM, INC
filed 2007-05-09
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  32,683,098 shares of common stock, $.0001 par value per share, as of May 8, 2007.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$119,277	$644,659
Accounts receivable	3,354,055	3,563,649
Derivative assets	693,107	1,176,959
Prepaid expenses	523,489	205,349
Inventory	484,635	396,081
Other current assets	101,218	641,759
Total current assets	5,275,781	6,628,456

Oil and gas properties, successful efforts method	168,923,458	133,176,618
Less accumulated depletion and depreciation	(4,701,000)	(2,126,049)
Net oil and gas properties	164,222,458	131,050,569

Fixed assets and other, net	7,343,407	6,778,055
Restricted cash (Note 11)	6,000,000	—
Derivative assets	1,617,431	1,705,855
Goodwill	785,796	785,796
TOTAL ASSETS	$185,244,873	$146,948,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,855,101	$2,304,198
Oil and gas payable	1,060,546	1,399,047
Acquisition payable	800,000	—
Accrued liabilities	795,447	321,183
Taxes payable	257,286	419,692
Current portion of asset retirement obligations	143,738	19,809
Total current liabilities	9,912,118	4,463,929
Long-term liabilities
Long-term debt	21,500,000	68,750,000
Asset retirement obligations	2,076,470	1,587,569
Deferred tax liability	31,167,000	31,511,000
Deferred litigation credit (Note 11)	6,000,000	—
Total liabilities	70,655,588	106,312,498

Temporary Equity
Series D convertible preferred stock and paid-in-kind dividend; liquidation preference of $50,329,965 and $0, respectively	47,064,890	—

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 shares authorized; 33,951,392 and 32,683,098 shares issued and outstanding, respectively, at March 31, 2007; and 26,987,941 and 25,719,647 shares issued and outstanding, respectively, at June 30, 2006.	3,268	2,572
Additional paid-in capital	85,149,019	53,054,812
Accumulated deficit	(17,057,160)	(11,850,419)
Treasury stock, at cost; 1,268,294 shares	(570,732)	(570,732)
Total stockholders’ equity	67,524,395	40,636,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,244,873	$146,948,731

 See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Operating Revenues:
Crude oil and natural gas sales	$6,428,139	$5,422,987	$21,984,336	$10,532,227

Operating Expenses:
Lease operating expenses	3,074,656	2,065,739	8,487,702	4,059,837
Production and ad valorem taxes	590,863	379,990	1,834,482	701,482
General and administrative	3,000,908	1,947,525	8,890,387	5,133,779
Accretion of asset retirement obligations	35,606	30,282	103,136	75,656
Depletion and depreciation	1,067,446	631,340	3,197,482	1,058,198
Total operating expenses	7,769,479	5,054,876	22,513,189	11,028,952

Income (loss) from operations	(1,341,340)	368,111	(528,853)	(496,725)

Other income (expenses):
Interest expense	(346,929)	(928,645)	(2,413,673)	(1,260,690)
Unrealized loss on hedge contracts	(1,633,046)	(1,274,900)	(1,790,036)	(2,910,437)
Interest income and other, net	15,184	27,406	106,366	122,331
Total other expenses	(1,964,791)	(2,176,139)	(4,097,343)	(4,048,796)

Loss before income taxes	(3,306,131)	(1,808,028)	(4,626,196)	(4,545,521)

Income tax benefit	1,115,000	677,000	1,622,000	1,470,000

Net loss	(2,191,131)	(1,131,028)	(3,004,196)	(3,075,521)

Preferred stock dividend	966,971	—	2,202,545	—

Net loss applicable to common stock	$(3,158,102)	$(1,131,028)	$(5,206,741)	$(3,075,521)

Net loss per share - basic and diluted	$(0.10)	$(0.05)	$(0.17)	$(0.14)

Weighted average common shares outstanding
Basic and diluted	32,168,385	24,187,966	30,034,414	21,740,759

 See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
JULY 1, 2006 THROUGH MARCH 31, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at July 1, 2006	25,719,647	$2,572	$53,054,812	$(11,850,419)	1,268,294	$(570,732)	$40,636,233

Net proceeds from issuance of common shares and warrants	6,584,247	$659	$29,625,157	—	—	—	$29,625,816

Issuance of common shares for acquisition	404,204	$40	$1,853,524	—	—	—	1,853,564

Stock based compensation, net of forfeiture settlements	(25,000)	(3)	615,526	—	—	—	615,523

Preferred stock dividend	—	—	—	(2,202,545)	—	—	(2,202,545)

Net loss	—	—	—	(3,004,196)	—	—	(3,004,196)

Balance at March 31, 2007	32,683,098	$3,268	$85,149,019	$(17,057,160)	1,268,294	$(570,732)	$67,524,395

 See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net loss	$(3,004,196)	$(3,075,521)
Adjustments needed to reconcile net loss to net cash flow provided by (used in) operations:
Unrealized loss on hedge contracts	1,790,036	2,910,437
Accretion of asset retirement obligations	103,136	75,656
Depletion and depreciation	3,197,482	1,058,198
Deferred compensation expense	—	443,547
Stock compensation expense	615,523	134,437
Deferred income tax benefit	(1,622,000)	(1,470,000)
Amortization of debt issuance and prepaid expenses	1,832,697	318,980

Changes in operating assets and liabilities:
Restricted cash	(6,000,000)	—
Accounts receivable	209,594	437,499
Derivative assets	(1,217,760)	(5,317,710)
Prepaid expenses	(1,522,039)	(212,441)
Inventory	(88,554)	(163,586)
Accounts payable	566,220	(119,331)
Oil and gas payable	(517,126)	(488,468)
Accrued liabilities	412,911	(593,875)
Taxes payable	(167,053)	(194,266)
Deferred litigation liability	6,000,000	—
Other current assets	540,544	—

Net cash provided by (used in) operations	1,129,415	(6,256,444)

Cash flow from investing activities:
Additions to oil and gas properties	(21,877,613)	(3,523,340)
Acquisition of oil and gas properties	(6,213,895)	—
Additions to fixed assets and other	(668,450)	(444,095)
Acquisition of W.O. Energy of Nevada, Inc.	—	(48,292,605)
Acquisition of additional Davenport revenue interest	(133,000)	(700,350)
Net cash used in investing activities	(28,892,958)	(52,960,390)

Cash flow from financing activities:
Payment for debt-issuance costs	—	(707,587)
Borrowings under credit agreements	21,500,000	42,750,000
Repayments under credit agreements	(68,750,000)	—
Proceeds from issuance of preferred stock, net	45,850,925	—
Proceeds from issuance of common stock and warrants, net	29,625,816	18,348,185
Payment of preferred stock dividend	(988,580)	—
Net cash from financing activities	27,238,161	60,390,598

Net (decrease) increase in cash and cash equivalents	(525,382)	1,173,764
Cash and cash equivalents at beginning of period	644,659	145,489
Cash and cash equivalents at end of period	$119,277	$1,319,253

Supplemental disclosures of non-cash transactions:
Payment of preferred stock dividend in kind	$1,213,965	$—
Common stock issued for acquisition of oil and gas properties	$1,853,564	$—
Common stock issued for acquisition of W.O. Energy of Nevada, Inc.	$—	$8,240,000
Recognition of deferred tax liability for Square One Energy, Inc.	$—	$3,124,013

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2,580,726	$1,105,432

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

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and have not yet determined the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 for our fiscal year ending June 30, 2008.

2.   PREFERRED AND COMMON STOCK FINANCINGS

On September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock upon conversion for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The preferred stock is convertible to common stock at a price of $5.75 per share and the common stock was subject to 25% warrant coverage at an exercise price of $4.79 per share.  If any Series D Convertible Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Series D Convertible Preferred Stock for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued dividends and PIK dividends.  Gross proceeds from the transactions were $80.9 million, of which $49.1 million was attributable to the preferred stock, and $31.8 million was attributable to the common stock and warrants.  Net proceeds were $75.5 million after deducting for issuance costs of $5.4 million.

The warrant component totals 1,646,061 common shares and is exercisable at $4.79 per share.  The exercise period commenced on March 5, 2007 and expires on March 6, 2008.  We computed the fair value of the warrants at September 6, 2006 as approximately $2.3 million based on the Black-Scholes model assuming the warrants will be exercised prior to the March 6, 2008 expiration date, using a 53% expected volatility factor, a risk-free rate of 4.92% and assuming no expected dividend yield.  We have included the fair value of the warrants in Additional Paid-In Capital on our consolidated balance sheet as of March 31, 2007.

Cash proceeds from the financings were used to repay long-term debt (see Note 3), for general corporate purposes and to fund our capital expenditures.

We were required to file a Registration Statement (Form S-1) with the Securities and Exchange Commission (“SEC”), which was filed on October 13, 2006 and was declared effective on January 4, 2007.  On April 9, 2007, we also filed to register these same securities on a Registration Statement Form S-3 which was declared effective on April 19, 2007.  We are required to maintain the effectiveness of the registration statement, subject to certain exceptions, and if the effectiveness is not maintained, then we must pay 1.5% of the gross proceeds and an additional 1.5% for every 30 days it is not maintained.  The maximum aggregate of all registration delay payments is 10% of the gross proceeds.

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

For the three months ended March 31, 2007, the preferred dividend was $966,971, of which $532,960 pertained to holders of the PIK dividend option.  For the nine months ended March 31, 2007, the preferred dividend was $2,202,545, of which $1,213,965 pertained to holders of the PIK dividend option.

The liquidation preference for the preferred stock is $50,329,965, which comprises the stated value of $49,116,000 and PIK dividends of $1,213,965 as of March 31, 2007.

On March 30, 2007, as shown in the table below, we issued 404,204 shares as part of the acquisition of oil and gas properties as discussed at Note 4.

The amount of common shares issued and outstanding is summarized as follows:

Issued shares as of June 30, 2006	26,987,941
Shares issued in private placement (above)	6,584,247
Contingently issued shares (Note 7)	5,000
Contingently issued shares — forfeited (Note 7)	(30,000)
Shares issued for acquisition of oil and gas properties (Note 4)	404,204
Issued shares as of March 31, 2007	33,951,392
Management shares returned to Treasury Stock (Note 7)	(1,268,294)
Outstanding shares as of March 31, 2007	32,683,098

3.   LONG-TERM DEBT

Cash proceeds from the financings discussed in Note 2 were used to repay $68.75 million of long-term debt outstanding at June 30, 2006, consisting of amounts due under the senior credit agreement and subordinated credit agreement of $53.75 million and $15 million, respectively.  Due to repaying the $15 million outstanding balance on the subordinated credit agreement, this debt facility has been permanently retired.  The senior credit agreement, with a borrowing base of $48 million, is our only remaining source of debt.  At March 31, 2007, we had outstanding long-term debt of $21.5 million and we were in compliance with the covenants stated in our senior credit agreement.  At March 31, 2007, the interest rate was 7.07%.

On March 6, 2007, we entered into Amendment No. 5 senior credit agreement.  Among other items, Amendment No. 5 (i) extends the maturity date from November 28, 2008 to November 29, 2009; (ii) provides that Cano shall grant the lenders mortgages in Cano’s Barnett Shale properties; (iii) clarifies that the development and acquisition of oil and gas properties does not constitute general corporate or working capital purposes such that expenditures for the development and acquisition of oil and gas properties are not subject to the $10 million cap on general corporate advances; (iv) provides that Cano’s Barnett Shale properties are now subject to the negative covenant of being sold without consent; and (vi) provides that the leverage ratio (a) at the end of each fiscal quarter ending on or after March 31, 2007 shall not be greater than 5.00 to 1.00; (b) at the end of each fiscal quarter ending on or after September 30, 2007 shall not be greater than 4.50 to 1.00; and (c) at the end of each fiscal quarter ending on or after March 31, 2008 shall not be greater than 4.00 to 1.00 and for the purposes of calculating the leverage ratio, the definition of “Consolidated Debt” shall not include “Debt” outstanding under preferred stock.  In addition, Amendment No. 5 reduces the interest rate margin charged on borrowings from the senior credit agreement by 0.75%.  Amendment No. 5 also specifies $6,000,000 of insurance proceeds received by Cano shall be placed in a controlled bank account to be used to pay attorney’s fees, settlement amounts and other litigation expenses incurred to defend and/or settle the fire litigation.  See additional discussion at Note 11.

On March 7, 2007, we entered into an Assignment and Agreement pursuant to which (i) Union Bank of California, N.A. and Natixis Banques Populaires adjusted their proportional lending interests; and (ii) Cano’s borrowing base was reduced from $55 million to $48 million and shall remain $48 million until the borrowing base is redetermined in accordance with the terms of the senior credit agreement, as amended.

4.   ACQUISITION BY CANO PETRO OF NEW MEXICO, INC.

On March 30, 2007, Cano Petro of New Mexico, Inc. (“Cano Petro”), a wholly-owned subsidiary, acquired certain oil and gas properties in the Permian Basin effective February 1, 2007 for approximately $8.9 million, after purchase price adjustments.  The purchase price consisted of approximately $7 million in cash and 404,204 shares of Cano restricted common stock, which was valued at $4.59 per share.  Included in the purchase price and pursuant to the agreement, $800,000 was withheld from the March 30, 2007 cash payment and is to be ratably paid out during the following 120 days based on satisfactory completion of certain due diligence procedures.  Accordingly, we have recorded an $800,000 acquisition payable to our consolidated balance sheet.

The properties acquired by Cano Petro were recorded based on the purchase method of accounting. The operations of Cano Petro will be included in our consolidated financial statements beginning April 1, 2007. The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values. The calculation of the purchase price and allocation to assets is as follows:

Net Acquisition Price	$8,867,459
Asset Retirement Obligations	451,491
Other Liabilities Assumed	178,625
Total Purchase Price	$9,497,575

Allocation of Purchase Price:
Fixed assets and other	$35,000
Oil & Gas Properties	9,462,575
$9,497,575

The fair value assigned to the oil and natural gas properties is based on management’s valuation of the properties, which was derived in part by reference to reserve reports prepared by our internal engineers.  Based on the engineer’s reports and Cano’s internal analyses, we believe the value assigned to these properties is reasonably supported. We are continuing the process of determining our final estimate of fair value of assets and liabilities.

5.   DERIVATIVE HEDGING CONTRACTS

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

During our fiscal year ended June 30, 2006, we paid $6.1 million to enter into financial contracts to set price floors.  During the nine months ended March 31, 2007, we paid $1.2 million to enter into additional financial contracts to set price floors for the 2009 calendar year.  These financial contracts are summarized in the table below.

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

We have no derivative hedging contracts that set a price ceiling. We do not designate our derivatives as cash flow or fair value hedges. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are exposed to credit losses in the event of nonperformance by the counterparty to our financial hedging contracts. We anticipate, however, that our counterparty, Union Bank of California, will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support our financial hedging contracts subject to credit risk but we monitor the credit standing of the counterparty. At March 31, 2007, we had a receivable balance due from our counterparty amounting to $26,790.

Changes in the fair values of our derivative instruments are recorded immediately in earnings in other income on our statements of operations.  Amounts due from or to our counterparty resulting from the settlement of our derivative instruments are recorded as other income or expense in the consolidated statements of operations. During the three and nine month periods ended March 31, 2007, there were settlements under our derivative agreements due to Cano amounting to $106,942 and $858,399, which are included in our Consolidated Statements of Operations under “Crude oil and natural gas sales.”  The settlements were cumulative monthly payments due to Cano since the NYMEX natural gas price was lower than the “floor natural gas prices” ranging from $7.60 to $8.50 per mcf and the NYMEX crude oil price was lower than the “floor crude oil prices” ranging from $55 to $60 per barrel.  The cash flows relating to the derivative instruments are reflected in operating activities on our statements of cash flow.

We obtained mark-to-market valuations used for our derivative instruments from an external source and validated such valuations using quotes for exchange-traded options with similar terms. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we recorded the $7.3 million in payments as Derivative Assets. SFAS 133 also provides that derivative instruments be measured at fair value on the balance sheet date.  During the three and nine month period ended March 31, 2007, we recognized losses on hedge contracts to our Consolidated Statements of Operations amounting to $1,633,046 and $1,790,036 under “Unrealized loss on hedge contracts.”  At March 31, 2007, our Derivative Assets totaled $2,310,538, of which $1,617,431 is considered long-term.

6.   ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of expected cash flows related to the liability. At March 31, 2007, our liability for ARO was $2,220,208, of which $2,076,470 is considered long-term. Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.

The following table describes the changes in our asset retirement obligations for the nine months ended March 31, 2007:

Asset retirement obligation at June 30, 2006	$1,607,378
Liability incurred for properties acquired (Note 4)	451,491
Accretion of discount	103,136
Change in estimate	76,058
Liabilities settled	(17,855)
Asset retirement obligation at March 31, 2007	$2,220,208

7.   DEFERRED COMPENSATION

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

As of March 31, 2007, the Treasury Stock totaled 1,268,294 shares, consisting of the 1,252,511 performance shares which have been returned as treasury stock, as previously discussed, and 15,783 compensation shares forfeited by a former employee.

Contingently Issued Shares from the 2005 Long-Term Incentive Plan

As of March 31, 2007, we have issued 115,000 restricted shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant Price	Fair Value
Outstanding at June 30, 2006	140,000	$5.62	$786,800
Shares granted during August 2006	5,000	$5.03	$25,150
Shares forfeited during November 2006	(30,000)	$5.62	$(168,600)
Outstanding at March 31, 2007	115,000	$5.59	$643,350

The restricted shares will vest to the individual employees based on future years of service ranging from one to three years depending on the life of the award agreement.  The fair value is based our actual stock price on the date of grant multiplied by the number of restricted shares granted.  As of March 31, 2007, the value of non-vested restricted shares amounted to $442,088.  In accordance with SFAS Nos. 123(R), for the three and nine months ended March 31, 2007, we have expensed $74,067 and $220,876, respectively, to stock compensation expense based on amortizing the fair value over the appropriate service period.

8.   STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used.  We adopted SFAS 123(R) beginning July 1, 2006.  Since we had expensed stock options granted to employees in accordance with SFAS 123, the adoption of SFAS No. 123(R) did not materially impact our operating results, financial position, or our cash flows.

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

On August 11, 2006, under the 2005 LTIP, 15,000 options were granted to two non-employee directors. The options granted to these two directors under the 2005 LTIP totaled 30,000 shares.  The exercise price is $5.06 per share. These granted options vest on August 11, 2007 if such persons are still directors or an employee on this date.  As of March 31, 2007, the 30,000 options were forfeited.

On December 28, 2006, under the 2005 LTIP, 25,000 options were granted to each of our six non-employee directors totaling 150,000 shares. The exercise price is $5.42 per share. These granted options vest on December 28, 2007 if such persons are still directors or an employee on December 28, 2007.  As of March 31, 2007, 50,000 of these options were forfeited.

On December 28, 2006, under the 2005 LTIP, we granted 265,000 total options to our five executive officers. The exercise price is $5.42 per share. If the executive officer is still employed by us on each anniversary date of the grant, one-third of the stock options will vest on each of the following three anniversary dates - December 28, 2007, 2008 and 2009.

On February 7, 2007, under the 2005 LTIP, we granted 12,000 total options to an employee.  The exercise price is $4.88 per share.  The options vest on February 7, 2010 if such person is still an employee on February 7, 2010.

A summary of options as of March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	577,185	$5.66
Shares granted	457,000	$5.40
Shares forfeited or expired	(215,000)	$6.92
Outstanding at March 31, 2007	819,185	$5.18

Total options exercisable at March 31, 2007 amounted to 325,000 shares and had a weighted average exercise price of $4.92.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

Pursuant to SFAS No. 123(R), Accounting for Stock-Based Compensation, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of our common stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected lives of options granted represent the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected dividend yield reflects our intent not to pay dividends on our common stock during the contractual periods.  The fair values of options granted through March 31, 2007 and 2006 along with the factors used to calculate the fair values of those options are summarized in the table below:

	Nine Months Ended March 31,
	2007	2006
No. of shares	494,185	325,000
Risk free interest rate	4.69 – 5.15%	4.02 – 4.44%
Expected life	4 years	4 years
Expected volatility	51.6 – 53.4%	41.9 – 51.5%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value — exercise prices equal to market value on grant date	$2.75	$2.40
Weighted average grant date fair value — exercise prices greater than market value on grant date	$—	$—
Weighted average grant date fair value — exercise prices less than market value on grant date	$—	$1.75

In accordance with the provisions of SFAS 123(R), for the three-month periods ended March 31, 2007 and 2006, we had recorded a charge to stock compensation expense of $154,633 and $61,643, respectively, for the estimated fair value of the options granted to our directors and employees.  For the nine-month periods ended March 31, 2007 and 2006, we had recorded a charge to stock compensation expense of $394,647 and $134,437, respectively, for the estimated fair value of the options granted to our directors and employees.

The following is a summary of stock options outstanding at March 31, 2007:

Exercise Price	Options Outstanding	Remaining Contractual Lives (Years)	Options Exercisable
$4.00	50,000	8.21	50,000
$4.13	100,000	8.01	100,000
$3.98	50,000	8.47	50,000
$6.30	125,000	8.71	125,000
$4.88	12,000	9.87	—
$5.15	117,185	9.23	—
$5.42	365,000	9.75	—
$5.19	819,185	9.18	325,000

Based on our $4.52 stock price at March 31, 2007, the intrinsic value of the options outstanding was approximately $92,000.

9.   NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	March 31, 2007	March 31, 2006
Stock options	819,185	325,000
Warrants	1,646,061	—
Preferred stock	8,541,913	—
PIK dividends	211,124	—
Restricted shares	115,000	2,659,975

The shares of common stock underlying the stock options, warrants, the preferred stock, PIK dividends and the restricted shares, as shown in the preceding table, are not included in weighted average shares outstanding for the three and nine months ended March 31, 2007 and 2006 as their effects would be anti-dilutive.

10.   RELATED PARTY TRANSACTIONS

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

We have entered into an agreement to be a lead sponsor of a television production called Honey Hole All Outdoors. As part of the sponsorship, we paid $112,500 during the nine months ended March 31, 2007 to R.C. Boyd Enterprises, the owner of Honey Hole All Outdoors. Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board.

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

The plaintiffs (i) allege negligence and gross negligence and (ii) seek undisclosed damages, including, but not limited to, damages for damage to their land and livestock, certain expenses related to fighting the fire and certain remedial expenses. In addition, the plaintiffs seek (i) termination of certain oil and natural gas leases, (ii) reimbursement for their attorney’s fees and (iii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or defacto partnership. The owner of the remainder of the mineral estate, Texas Christian University, has intervened in the suit joining the plaintiffs’ request to terminate certain oil and natural gas leases.  On January 26, 2007, Southwestern Public Service Company d/b/a XCEL Energy, intervened in the suit as a party adverse to all defendants, claiming that the fire that is the subject of this lawsuit destroyed transmission and distribution equipment, including utility poles, lines and other equipment with an estimated loss of $1,876,000.  On March 13, 2007, the Court struck this plea in intervention and disallowed XCEL Energy’s intervention.

On April 9, 2007, the Judge of the 100th Judicial District Court sent a letter to counsel indicating intended rulings on a number of pending motions that could affect the outcome of this case.  Specifically, the Court indicated in the letter its intention to (a) grant motions for summary judgment in favor of Cano and certain of its subsidiaries on plaintiffs’ claims for (i) breach of contract/termination of an oil and gas lease; and (ii) negligence; (b) grant the plaintiffs’ no-evidence motion for summary judgment on the contributory negligence, assumption of the risk, repudiation and estoppel affirmative defenses asserted by Cano and certain of its subsidiaries; (c) deny motions for summary judgment filed by Cano and certain of its subsidiaries on theories of direct and vicarious liability; and (d) deny the motion for summary judgment filed by Cano and certain of its subsidiaries on plaintiffs’ claim for exemplary damages.

No final judgment or other orders have been entered by the Court and the current trial setting has been canceled.  On April 10, 2007, plaintiffs filed a Motion to Recuse the Judge and have requested that another Judge be appointed to hear the case.  The Motion to Recuse remains pending, and Cano is opposing the Motion to Recuse.  No final judgment may be entered by the Court while the Motion to Recuse is pending.

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

The plaintiffs (i) allege negligence, gross negligence, trespass and nuisance and (ii) seek undisclosed damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses. In addition, the plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.  This case is set for trial on October 29, 2007.

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

On June 20, 2006, the following lawsuit was filed in the United States District Court for the Northern District of Texas, Fort Worth Division, C.A. No. 4-06cv-434-A, Mid-Continent Casualty Company (“Mid-Con”), vs. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating Company, Ltd. and W.O. Energy, Inc. seeking a declaration that Mid-Con is not responsible for pre-tender defense costs and that the plaintiff has the sole and exclusive right to select defense counsel and to defend, investigate, negotiate and settle the litigation described above and on September 18, 2006, the First Amended Complaint for Declaratory Judgment was filed with regard to the cases described above. Cano and its subsidiaries were served with the lawsuit between September 26-28, 2006.

On February 9, 2007, Cano and its subsidiaries entered into a Settlement Agreement and Release with Mid-Con pursuant to which in exchange for mutual releases, in addition to the approximately $923,000 that we had been reimbursed, Mid-Con agreed to pay to Cano within 20 business days of February 9, 2007 the amount of $6,699,827 comprised of the following: (a) the $1,000,000 policy limits of the primary policy; (b) the $5,000,000 policy limits of the excess policy; (c) $500,000 for future defense costs; (d) $144,000 as partial payment for certain unpaid invoices for litigation related expenses; (e) all approved reasonable and necessary litigation related expenses through December 21, 2006 that are not part of the above-referenced $144,000; and (f) certain specified attorneys fees.  During February 2007, we received the $6,699,827 payment from Mid-Con.  Of this $6,699,827 amount, the payments for policy limits amounting to $6,000,000, in accordance with Amendment No. 5 to the senior credit agreement (Note 3), have been placed in a controlled bank account and the use of the proceeds is specified to pay attorney’s fees, settlement amounts and other litigation expenses incurred to defend and/or settle the fire litigation.  Accordingly, our consolidated balance sheet reflects the $6,000,000 as Restricted Cash and a corresponding liability under Deferred Litigation Credit.  The remaining $699,827 was applied as a reduction to General & Administrative Expense for litigation expenses incurred.

On March 14, 2007, the following lawsuit was filed in the 100th Judicial District Court of Carson County, Texas, Southwestern Public Service Company d/b/a XCEL Energy v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd, and W.O. Energy, Inc.  The plaintiff claims that electrical wiring and equipment relating to oil and gas operations of the Company or certain of its subsidiaries started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiff (i) alleges negligence and (ii) seeks $1,876,000 for damages related to the destruction of its transmission and distribution equipment, including utility poles, lines and other equipment. In addition, the plaintiff seeks reimbursement for its attorney’s fees. The plaintiff has moved for an expedited trial setting of August 27, 2007, which Cano contests.

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

Item 2. Management’s Discussion and Analysis on Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques.

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

During our first two years of operations, our primary focus was to achieve growth through acquiring existing, mature oil and natural gas fields.  We believe the portfolio of oil and natural gas properties that we have acquired thus far provides ample opportunities to apply our operational strategy.  The potential of these assets is discussed in our Form 10-KSB dated June 30, 2006 - “Management’s Discussion and Analysis—- Proved Reserves.”  During the fiscal year ending June 30, 2007, our primary emphasis has been to achieve growth by developing our existing oil and natural gas properties through development activities such as waterflooding and EOR technology.  We will continue to evaluate potential acquisition targets that are consistent with our operational strategy.  These development activities are more clearly defined later in this section under “Capital Spending Plan.”

Liquidity and Capital Resources

As discussed in Note 2, on September 6, 2006, we sold in a private placement 49,116 shares of Series D Convertible Preferred Stock at a price of $1,000.00 per share and 6,584,247 shares of common stock at a price of $4.83 per share, the three day average closing price of the stock prior to the execution of the definitive agreements, plus a warrant component.  The preferred stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows, at the investor’s option, the investor to receive additional shares of common stock upon conversion for the dividend in lieu of a cash dividend payment.  Holders of approximately 55% of the preferred stock chose the PIK dividend option.  The convertible preferred stock is convertible to common stock at a price of $5.75 per share and the common stock was subject to 25% warrant coverage at an exercise price of $4.79 per share.  If any Series D Convertible Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Series D Convertible Preferred Stock for the redemption amount in cash equal to the stated value of the Series D Convertible Preferred Stock, plus accrued dividends and PIK dividends.  Gross proceeds from the transactions were $80.9 million, of which $49.1 million was attributable to preferred stock, and $31.8 million was attributable to the common stock and warrants.  Net proceeds were $75.5 million after deducting for issuance costs of $5.4 million.

The warrant component totaled 1,646,061 common shares and is exercisable at $4.79 per share.  The exercise period commenced 180 days after September 6, 2006 and expires on March 6, 2008.  We computed the fair value of the warrants at September 6, 2006 as approximately $2.3 million based on the Black-Scholes model.  We have included the fair value of the warrants in Additional Paid-In Capital.

Cash proceeds from the financings were used to repay $68.75 million of long-term debt as discussed in Note 3, for general corporate purposes and to fund our fiscal 2007 capital expenditures.  The subordinated debt has been permanently retired.  The senior credit agreement is our only remaining source of debt.  As discussed in Note 3, our senior credit agreement was amended to reduce our borrowing base from $55 million to $48 million, and will remain at $48 million until the next redetermination, which is expected to be for the reporting period ending June 30, 2007.  At March 31, 2007, we had outstanding long-term debt of $21.5 million.

At March 31, 2007, our cash balance was $0.1 million.  For the nine months ended March 31, 2007, we generated cash from operations of $1.1 million, which is an improvement of $7.4 million as compared to the $6.3 million used in operations for the nine months ended March 31, 2006.  This is largely due to improved earnings as discussed under “Results of Operations,” and the purchase of derivative hedging contracts.  During the nine months ended March 31, 2007 and 2006, we purchased derivative hedging contracts of $1.2 million and $5.3 million, respectively.

We believe the combination of cash on hand, cash flow generated from operations, strong commodity prices, and available debt is sufficient to finance our contractual obligations and our capital expenditure program as further discussed below in the section titled “Capital Spending Plan.”

Hedging Activities

As discussed in Note 5, pursuant to our senior credit agreement, we are required to enter into derivative hedging contracts to hedge our exposure to commodity price risk associated with expected oil and natural gas production.  During December 2006, we paid $1.2 million to enter into derivative hedging contracts to set price floors for the 2009 calendar year.  Through the 2009 calendar year, we are hedged at price floors that range from $55 - $60 per barrel crude oil prices and $7.50 - $8.50 per mcf for natural gas prices.  For the nine months ended March 31, 2007, approximately 70% of our sales were hedged.

We have no derivative hedging contracts that set a price ceiling. Therefore, we are entitled to 100% of our revenue receipts and, if crude oil and natural gas NYMEX prices are lower than the price floor, we will be reimbursed for the difference between the NYMEX price and floor price.

Capital Spending Plan

Our capital spending plan for the twelve months ended June 30, 2007 (“Fiscal Year 2007”), excluding potential acquisitions, is projected to be $41 million to implement developmental projects at our existing fields to increase reserves and production.  Of this amount, we have incurred $26.3 million, of which $21.9 million has been spent for the nine months ended March 31, 2007.  For the second half of the 2007 calendar year, we anticipate additional capital expenditures of $20 - $30 million to continue implementing these development projects.  The status of our capital spending plan is summarized as follows:

Panhandle Properties.  We are progressing with the execution of Phase I of our waterflood development plan at the Cockrell Ranch Unit.  We were granted our Phase I Waterflood Injection Permits from the Texas Railroad Commission on February 21, 2007.  We have two drilling rigs running and have drilled and completed 24 Waterflood replacement wells. We have completed our Phase I development pattern. To date, 40 producing wells have been worked over and returned to production.  All of the remaining injection well conversions are expected to be complete by June 30, 2007. Our Phase I waterflood facility construction and pipeline installation is in progress. We have secured an option for all of the necessary water rights, easements and pipeline capacity to initiate our water injection at the Cockrell Ranch. We expect to initiate Phase I water injection by June, 2007 and anticipate initial response from the waterflood by December of 2007.  Full waterflood development over the remaining 11,000+ net acres of the Panhandle Properties is anticipated once the initial response data is available.

Desdemona Properties — Waterflood. We have drilled and completed 11 required replacement wells to initiate the development of the Duke Sand Waterflood at Desdemona.  Procurement and infrastructure development is 75% complete. We expect regulatory approvals to initiate water injection in the second calendar quarter of 2007, and anticipate an initial waterflood response in the fourth calendar quarter of 2007.

Desdemona Properties — Barnett Shale. We have announced a new field discovery in the Barnett Shale formation in this field, located some 50 miles west of established Barnett Shale production in the Ft. Worth Basin.  We have drilled fifteen vertical wells to delineate the lateral extent of the Barnett Shale formation within the roughly 11,000 acres of our Desdemona Field.  Currently, ten vertical Barnett Shale wells are on production, averaging a gross 1.3 MMCFPD of total gas production.  The remaining five vertical wells are waiting on gas sales connections and compression installation.  These wells should be on gas sales during the second calendar quarter of 2007.  The results of the vertical well test program have provided encouraging results that have allowed us to initiate our Horizontal Well Development Program in the field.  We have drilled and cased three horizontal wells, drilled with 2,500 foot lateral sections.  We are currently drilling our fourth horizontal well to test the horizontal capabilities of the field.  Based on our vertical test results and analogs, it is internally estimated Cano has 80 total horizontal locations on roughly 120 acre spacing. We expect initial production of between 650 MCFPD and 1.2 MMCFPD from each horizontal well.  The resulting net internally estimated ultimate recovery (“EUR”) range would be .8 BCFE to 1.15 BCFE for each horizontal well. Horizontal drilling and completion costs are estimated at roughly $838,000 per well, compared to the vertical well drilling and completion cost of $523,000 per well. Based on the recovery ranges mentioned, internal estimates of proved undeveloped reserves are between 63 BCFE (11 MMBOE) to 92 BCFE (15 MMBOE) for the Barnett Shale in this field. Economics from these recovery ranges indicate return on investment (“ROI”) range of 40% to 75% at a $7/MCF gas price. We anticipate maintaining a one rig horizontal drilling program in this field to develop the play. As previously mentioned, we also have Marble Falls formation re-completion potential in all of the vertical and horizontal Barnett Shale wells we complete.  Based on the three existing Marble Falls re-completions producing in the field, we internally estimate a net recovery of .2 BCFE (.033 MMBOE) per re-completion. Assuming a total of 95 Marble Falls re-completions in the field, this could add an additional internally generated estimated ultimate recovery of between 15 BCFE (2.5 MMBOE) to 19 BCFE (3.2 MMBOE) of reserves in the field. The economics for these re-completions (which cost an estimated $100M per well) result in an internally estimated ROI range of 31% for a $5/MCF gas price to 57% for a $7/MCF price.

Nowata Properties.  We completed the budgeted workovers to return 15 wells to production in the Nowata field to optimize the existing waterflood pattern. The alkaline-surfactant-polymer (“ASP”) pilot plant construction is on schedule with delivery and field testing set for June 2007.  The company has sourced surfactants, polymers and equipment for a scheduled July 2007 start-up of the ASP Pilot. Response is anticipated in the first calendar quarter of 2008.

Corsicana Properties.  We have drilled and completed 16 pattern replacement wells and plan to reinstate a prior waterflood in this field. We are currently in the permitting phase and expect to receive final approvals to inject water in the third calendar quarter of 2007. As we previously mentioned, we have been pleased with the remaining oil saturations in this field and coupled with the prior successful polymer pilot in this field in the 1980’s we believe this field is a prime ASP candidate. Once the waterflood response and laboratory results are analyzed, we anticipate evaluating an ASP Pilot in the field in calendar year 2008.

Davenport Properties.  We completed workovers to return twelve wells to production and are awaiting final regulatory approval to activate eleven injection wells to optimize the existing waterflood pattern at this field.  Initial results of the wells returned to production have been encouraging and production increases have exceeded expectations. Contingent upon successful laboratory studies, we anticipate initiating an ASP Pilot project in the Fiscal Year 2008 timeframe.

Rich Valley Field.  We are presently evaluating the Rich Valley Properties for sale.

New Acquisition — Cato Field.  In addition to the capital spending previously discussed, we completed an acquisition on March 30, 2007.  As discussed in Note 4, Cano Petro of New Mexico, Inc., our wholly-owned subsidiary, acquired certain oil and gas properties in the Permian Basin having an effective date of the acquisition of February 1, 2007 for approximately $8.9 million, after purchase price adjustments.  The purchase price consisted of approximately $7 million in cash and 404,204 shares of Cano restricted common stock, which was valued at $4.59 per share.  We acquired roughly 20,000 acres and three fields in Chavez and Roosevelt Counties, New Mexico.  The prime asset is the roughly 15,000 acre Cato Field, which produces from the historically prolific San Andres formation.  This formation has been successfully waterflooded in the Permian Basin for over 30 years.  The Cato Field is the largest San Andres field in the Permian Basin that has never been flooded.  The primary reasons for no flooding to date included multiple major oil company operators that could never agree on unitization and lack of an available water source.  This field was unitized by Kelt Oil in 1990, secondary recovery permits are in place and there now exists a water supply pipeline to an adjacent field 1.5 miles away.  Moreover, this field is a very viable CO-2 Tertiary flood candidate with a CO-2 pipeline located four miles from the site.  This field contained roughly 100 MMBOE of original oil in place (“OOIP”), based upon previous third-party engineering and geologic studies.  Primary production to date is roughly 16 MMBOE or 16%.  The mean recovery estimated in a report by Texas A&M University, when it studied over 40 San Andres waterflood recoveries in the Permian Basin, is 38% of OOIP.  We expect to initiate well workovers and a return to production program in May 2007.  Initiation of Phase I of the waterflood at Cato is scheduled for August 2008.

Results of Operations

Overall

For the quarter ended March 31, 2007 (“current quarter”), we had a loss applicable to common stock of $3.2 million, which was $2.1 million higher as compared to the $1.1 million loss applicable to common stock incurred for the quarter ended March 31, 2006 (“prior year quarter”).  For the nine months ended March 31, 2007 (“current nine months”), we had a loss applicable to common stock of $5.2 million, which was $2.1 million higher as compared to the $3.1 million loss applicable to common stock incurred for the nine months ended March 31, 2006 (“prior year nine months”).

The following table summarizes the differences between the quarters and nine month periods.

	Quarter Ended March 31,		Increase	Nine Months Ended March 31,		Increase
Amounts in $millions	2007	2006	(Decrease)	2007	2006	(Decrease)
Results of oil and gas producing operations excluding unrealized hedging loss	$1.7	$2.3	$(0.6)	$8.4	$4.6	$3.8
Less the following items:
General and administrative expenses	3.0	1.9	1.1	8.9	5.1	3.8
Interest expense, net	0.4	0.9	(0.5)	2.3	1.2	1.1
Deferred income tax benefit	(1.1)	(0.7)	(0.4)	(1.6)	(1.5)	(0.1)
Preferred stock dividend	1.0	—	1.0	2.2	—	2.2
Loss on hedge contracts	1.6	1.3	0.3	1.8	2.9	(1.1)
Net loss	$(3.2)	$(1.1)	$(2.1)	$(5.2)	$(3.1)	$(2.1)

Results of oil and natural gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depletion and depreciation.  The current quarter is $0.6 million lower than the prior year quarter.  The current quarter includes three months of operating results from the Pantwist Properties totaling $0.6 million.  The prior year quarter did not include any operating results for the Pantwist Properties.  The favorable effect of including the operating results of the Pantwist Properties in the current quarter was more than offset by $1.2 million of unfavorable items as compared to the prior year quarter primarily resulting from lower revenues and higher operating expenses, which are addressed below under “Operating Revenues” and “Operating Expenses.”

The $3.8 million increase from the results of oil and natural gas producing operations in the current nine months is attributed to including nine months of operating results from the Panhandle Properties (i.e. WO Energy) and the Pantwist Properties.  The prior year nine months included only four months of Panhandle Properties operating results and did not include any operating results for the Pantwist Properties.  This contributed $4.8 million to results of oil and gas operations.  The $4.8 million increase is partially offset by lower revenues and higher operating expenses, which are addressed below under “Operating Revenues” and “Operating Expenses.”

The other factors in the table are addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter and nine months ended March 31, 2007 and 2006.

	Quarter ended March 31,		Increase	Nine months ended March 31,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating Revenues ($millions)	$6.4	$5.4	$1.0	$22.0	$10.5	$11.5
Sales
• Crude Oil (MBbls)	63	58	5	204	122	82
• Natural Gas (MMcf)	368	221	147	1,089	386	703
• Total (MBOE)	125	95	30	386	186	200
Average Price (includes hedge reimbursements)
• Crude Oil ($/ Bbl)	$56.84	$60.98	$(4.14)	$61.88	$60.08	$1.80
• Natural Gas ($/ Mcf)	$7.66	$8.39	$(0.73)	$8.57	$8.29	$0.28

The current quarter operating revenues of $6.4 million represent an improvement of $1.0 million as compared to the prior year quarter of $5.4 million. The $1.0 million improvement is primarily attributable to:

•                  Increased operating results from the Pantwist Properties ($1.6 million of revenue and 31 MBOE of sales), as we did not have Pantwist in prior year quarter operating results, as previously discussed.

•                  Increased natural gas sales at the Desdemona Properties ($0.2 million of revenue and 7 MBOE of sales) due to our development of the Barnett Shale formation, as previously discussed under “Capital Spending Plan.”

•                  Other increases ($0.2 million of revenue and 2 MBOE of sales), primarily due to increased production at our Davenport, Rich Valley and Nowata Properties.

Partially offsetting the aforementioned increases are decreases due to:

•                  Increased crude oil inventory at the Panhandle Properties due to the extended shutdown of the Valero McKee refinery located in the Texas Panhandle (estimated decrease in revenue and sales of $0.3 million and 6 MBOE, respectively).  This refinery resumed limited operations during March 2007 and is expected to be fully on-line during May 2007.

•                  Decreased crude oil and natural gas sales as production from the Panhandle Properties was temporarily shut-in due to adverse weather during January and February 2007 (estimated decrease in revenue and sales of $0.2 million revenue and 4 MBOE, respectively).

•                  Lower prices received for crude oil and natural gas sales (revenue effect is approximately $0.5 million).

Also, the Pantwist Properties experienced adverse weather during January and February 2007, which reduced their revenue and sales for the current quarter by an estimated $0.1 million and 2 MBOE, respectively.

The current nine months operating revenues of $22.0 million represent an improvement of $11.5 million as compared to the prior year quarter of $10.5 million.  The $11.5 million improvement is primarily attributable to:

•                  Increased operating results from the Panhandle Properties and the Pantwist Properties, as previously discussed (combined $11.3 million of revenue and 203 MBOE of sales).

•                  Higher prices received for crude oil and natural gas sales (revenue effect is approximately $0.7 million).

•                  Increased natural gas sales at the Desdemona Properties, as previously discussed above ($0.2 million of revenue and 7 MBOE of sales).

Partially offsetting the aforementioned increases are decreases due to the increased crude oil inventory at the Panhandle Properties and adverse weather at the Panhandle and Pantwist properties, as previously discussed.

The average price we received for crude oil sales is generally at or above market prices received at the wellhead.  The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.  The average prices received for crude oil and natural gas sales are positively impacted by settlement payments received under our derivative agreements as discussed below under “Loss on Hedging Contracts / Settlement Payments.”

Operating Expenses

For the current quarter, our total operating expenses were $7.8 million, or $2.7 million higher than the prior year quarter of $5.1 million. The $2.7 million increase is primarily attributed to including three months of Pantwist Properties operating expenses totaling $1.0 million, higher general and administrative expenses of $1.1 million, and higher other operating expenses of $0.5 million.

For the current nine months, our total operating expenses were $22.5 million, or $11.5 million higher than the prior year nine months of $11.0 million. The $11.5 million increase is primarily attributed to including nine months of Panhandle Field and Pantwist Properties operating expenses totaling $6.4 million, higher general and administrative expenses of $3.8 million, and higher other operating expenses of $1.3 million.

Our lease operating expenses (“LOE”) consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities.  For the current quarter, the LOE per BOE was $24.68, which is unusually high because it is based on crude oil and natural gas sales which were adversely impacted by the increased crude oil inventory at the Panhandle Properties, as previously discussed, and $0.3 million of non-recurring expenses.  When the LOE per BOE is recomputed based on production, our LOE per BOE is $21.81, which is slightly higher as compared to the prior year quarter of $21.70 per BOE.  For the current nine months, the LOE per BOE was $21.74, which is a slight improvement as compared to the prior year nine months of $21.84 per BOE.  The improvement in the current nine months results is due to implementing operational improvements in prior months, which has led to improved operating efficiency in current months.  We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle.  We are continuing to implement improvements to field operations to increase operational efficiency.

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the current quarter, our G&A expenses totaled $3.0 million, which is $1.1 million higher than the prior year quarter amount of $2.0 million.  The primary contributors to the $1.1 million increase were higher legal fees to comply with regulatory requirements and for litigation of $0.8 million; increased labor and staffing costs of $0.3 million; and increased fees of $0.2 million for accounting services for SEC reporting and to achieve full compliance the Section 404 of the Sarbanes-Oxley Act, partially offset by lower other expenses of $0.2 million.  For the current nine months, our G&A expenses totaled $8.9 million, which is $3.8 million higher than the prior year nine months’ amount of $5.1 million.  The primary contributors to the $3.8 million increase were higher legal fees to comply with regulatory requirements and for litigation of $1.6 million; increased labor and staffing costs of $1.4 million; increased fees of $0.6 million for accounting services for SEC reporting and to achieve full compliance the Section 404 of the Sarbanes-Oxley Act; and higher other expenses of $0.2 million.

Our production and ad valorem taxes (“taxes”) consist of production taxes for crude oil and natural gas sales assessed by Texas and Oklahoma, and ad valorem taxes for property taxes assessed by Texas and Oklahoma on the value of our oil and gas fields.  For the current and prior year quarters, our taxes totaled $0.6 million and $0.4 million, respectively.  For the current and prior year nine month periods, our taxes totaled $1.8 million and $0.7 million, respectively.  The increase in taxes is due to increased sales of crude oil and natural gas as discussed under “Operating Revenues” and increased ad valorem taxes from the Panhandle and Pantwist properties.  For the current quarter and nine month periods, our ad valorem taxes totaled $0.2 million and $0.5 million, respectively.  For the prior year quarter and nine month periods, our ad valorem taxes were $0.1 million.

Loss on Hedging Contracts / Settlement Payments

As discussed in Note 5 to the financial statements, we entered into financial contracts to set price floors for crude oil and natural gas. In accordance with SFAS 133, during the current quarter and current nine months, we recorded a Loss on Hedging Contracts of $1.6 million and $1.8 million, respectively, to reflect the fair value of the derivative instruments as of March 31, 2007.  For the prior year quarter and prior year nine months we had recorded a Loss on Hedging Contracts of $1.3 million and $2.9 million, respectively.  By their nature, these derivative instruments can be highly volatile to our earnings. A five percent change in these prices for our derivative instruments can impact earnings by approximately $100,000.

Also, during the current quarter and current nine months, as discussed in Note 5, there were settlements under our derivative agreements due to Cano.  The settlements were cumulative monthly payments to Cano primarily due to the NYMEX natural gas price being lower than the “floor natural gas prices” ranging from $7.60 to $8.50 per mcf.  We also received payments for the NYMEX crude oil price being lower than the “floor crude oil prices” ranging from $55 to $60 per barrel.  For the current quarter and current nine months, the settlement payments to Cano for natural gas were $88,790 and $813,018, respectively.  For the current quarter and current nine months, the settlement payments to Cano for crude oil were $18,152 and $45,381, respectively.  For the prior year quarter and nine month periods, the settlement payments to Cano for natural gas were $140,996. and there were no settlement payments for crude oil.

Interest Expense

The interest expense we incurred in the current quarter and current nine months of $0.4 million and $2.4 million, respectively, resulted directly from senior credit agreement and subordinated credit agreement as discussed in Note 3.  The current nine months’ amount includes $0.5 million for previously deferred financing costs pertaining to our subordinated credit agreement since we have permanently retired this credit agreement, as discussed in Note 3.  For the prior year quarter and nine month periods, our interest expense was $0.9 million and $1.3 million, respectively.  As we continue progress on our “Capital Spending Plan,” as previously discussed, we expect to see increased interest expense in future periods.

Deferred Income Tax Benefit

As of March 31, 2007, we had a net deferred tax liability of $31.2 million.  This represents deferred tax benefits from generation of net operating losses because a valuation allowance against such items is not required. We review our deferred tax assets at least quarterly and record a valuation allowance against those assets when we conclude that it is more likely than not that those assets will expire without being utilized. For the current quarter and current nine months, we recorded an income tax benefit of $1.1 million and $1.6 million, respectively.  For the prior year quarter and prior year nine months, we recorded an income tax benefit of $0.7 million and $1.5 million, respectively.

Preferred Stock Dividend

The preferred stock dividend during the current quarter and current nine months of $1.0 million and $2.2 million, respectively, resulted from the preferred stock financing, which was completed on September 6, 2006, as discussed in Note 2.  Since we did not issue preferred stock during the nine months ended March 31, 2006, there were no preferred stock dividends for the periods ended March 31, 2006.

New Accounting Pronouncements

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and have not yet determined the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 in our June 30, 2008 fiscal period.

Sabine Joint Venture Withdrawal

On January 26, 2007 but effective January 8, 2007, we entered into the First Amendment to Amended and Restated Regulations of Sabine Production Operating, LLC (“Sabine Production”) with Carlile Management, LLC, a member, Haddock Enterprises, LLC, a member, Jack I. Tompkins, a manager, Dr. Kenneth Q. Carlile, a manager, Gerald W. Haddock, a manager, and S. Jeffrey Johnson, a manager.  Gerald W. Haddock is a member of our board of directors and S. Jeffrey Johnson is our Chairman and CEO.

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

On January 26, 2007, we made our final contribution of $50,000 to Sabine Production such that our aggregate contribution was $375,000 and on February 1, 2007, we delivered our notice of withdrawal from Sabine Production effective on February 1, 2007.  As a result of our withdrawal from Sabine Production, pursuant to the terms of the Amended and Restated Regulations, we have terminated our obligations on February 1, 2007 under the Omnibus Agreement by and among us, Carlile Management, Haddock Enterprises and Sabine Production Partners, LP and the Compensation Reimbursement Agreement by and between us and Sabine Production.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Notes 3 and 5 to the consolidated financial statements regarding the updates of our market risk from June 30, 2006 through March 31, 2007.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, chief financial officer and principal accounting officer of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, our chief executive officer, chief financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer, chief financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

All the unregistered sales of equity securities during the third quarter were reflected in the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on April 4, 2007.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Purchase and Sale Agreement by and among UHC New Mexico Corporation, as Seller, Cano Petro of New Mexico, Inc., as Buyer, and Cano Petroleum, Inc., for Certain Limited Purposes, dated March 30, 2007, incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on April 4, 2007. (The schedules and exhibits have been omitted from this filing. An exhibit to the schedules and exhibits is contained in the Purchase and Sale Agreement and the schedules and exhibits are available to the Securities and Exchange Commission upon request).

3.1	Certificate of Amendment of Certificate of Incorporation incorporated by reference from Exhibit 3.8 to Registration Statement on Form S-1 (No. 333-126167) filed on January 23, 2007.
10.1

First Amendment to Amended and Restated Regulations of Sabine Production Operating, LLC effective January 8, 2007, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on February 1, 2007.

10.2

Amendment No. 5 and Agreement dated as of March 6, 2007 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on March 12, 2007.

10.3

Supplement No. 2 dated as of March 6, 2007 to the Guaranty Agreement dated as of November 29, 2005, by Cano Petro of New Mexico, Inc. in favor of Union Bank of California, as Administrative Agent, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on March 12, 2007.

10.4

Supplement No. 2 dated as of March 6, 2007 to the Security Agreement dated as of November 29, 2005, by Cano Petro of New Mexico, Inc. in favor of Union Bank of California, N.A., as Collateral Trustee, incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed on March 12, 2007.

10.5

Supplement No. 2 dated as of March 6, 2007 to the Pledge Agreement dated as of November 29, 2005, by Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., and WO Energy, Inc. in favor of Union Bank of California, N.A., as Collateral Trustee, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on March 12, 2007.

10.6

Assignment and Agreement dated as of March 7, 2007 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed on March 12, 2007.

+10.7*	Stock Option Agreement of William O. Powell, dated April 4, 2007.
+ 10.8*	Stock Option Agreement of Robert L. Gaudin, dated April 4, 2007.
+ 10.9*	Stock Option Agreement of Donald W. Niemiec, dated April 4, 2007.
10.10

Settlement Agreement and Release dated February 9, 2007 by and among Mid-Continent Casualty Company, Cano Petroleum, Inc., W.O. Energy of Nevada, Inc. W.O. Operating Company, Ltd. and W.O. Energy, Inc., incorporated by reference from Exhibit 10.1 to Registration Statement on Form S-3 (SEC No. 333-138003) filed on April 9, 2007.

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

CANO PETROLEUM, INC.

Date: May 9, 2007	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: May 9, 2007	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: May 9, 2007	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer