Form 10-Q
period 2007-09-30
CANO PETROLEUM, INC
filed 2007-11-07
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(817) 698-0900
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  36,982,217 shares of common stock, $.0001 par value per share, as of November 7, 2007.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	June 30,
	2007	2007
Current assets	(Unaudited)
Cash and cash equivalents	$583,842	$2,119,098
Restricted cash (Notes 2, 11)	6,000,000	—
Accounts receivable	3,668,970	4,081,498
Prepaid assets	822,463	309,216
Derivative assets	422,513	810,174
Inventory and other current assets	308,631	292,540
Total current assets	11,806,419	7,612,526

Oil and gas properties, successful efforts method	211,359,256	189,842,882
Less accumulated depletion and depreciation	(7,281,156)	(6,201,635)
Net oil and gas properties	204,078,100	183,641,247

Fixed assets and other, net	1,541,278	1,547,875
Restricted cash (Notes 2, 11)	—	6,000,000
Derivative assets	1,626,224	1,881,800
Goodwill	785,796	785,796
TOTAL ASSETS	$219,837,817	$201,469,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,563,376	$7,508,795
Oil and gas sales payable	1,527,628	1,345,537
Accrued liabilities	1,107,429	1,421,484
Taxes payable	535,343	450,062
Current portion of asset retirement obligations	269,941	264,140
Total current liabilities	14,003,717	10,990,018
Long-term liabilities
Long-term debt	49,000,000	33,500,000
Asset retirement obligations	2,174,525	2,150,930
Deferred litigation credit (Note 11)	6,000,000	6,000,000
Deferred tax liability	32,228,000	32,371,000
Total liabilities	103,406,242	85,011,948

Temporary equity
Series D convertible preferred stock and paid-in-kind dividend; par value $.0001 per share, stated value $1,000 per share; 49,116 authorized and 49,116 shares issued; liquidation preference of $51,395,886 and $50,862,925, respectively.	48,129,021	47,596,061

Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 34,351,392 and 33,083,098 shares issued and outstanding at September 30, 2007, respectively; and 33,956,392 and 32,688,098 shares issued and outstanding at June 30, 2007, respectively.	3,435	3,396
Additional paid-in capital	85,924,948	85,238,362
Accumulated deficit	(17,055,097)	(15,809,791)
Treasury stock, at cost; 1,268,294 shares held in escrow	(570,732)	(570,732)
Total stockholders' equity	68,302,554	68,861,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,837,817	$201,469,244

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,

	2007	2006
Operating Revenues:
Crude oil and natural gas sales	$8,721,165	$7,674,800

Operating Expenses:
Lease operating	3,102,998	2,771,731
Production and ad valorem taxes	699,356	618,711
General and administrative	3,622,209	3,145,037
Depletion and depreciation	1,134,669	976,952
Accretion of discount on asset retirement obligations	54,402	28,891
Total operating expenses	8,613,634	7,541,322

Income from operations	107,531	133,478

Other income (expenses):
Interest expense	(399,497)	(1,842,714)
Unrealized gain (loss) on commodity derivatives	(516,037)	536,026
Realized gain on commodity derivatives	296,480	516,329
Interest income	103,189	16,768
Total other income (expenses)	(515,865)	(773,591)

Income (loss) from continuing operations before income taxes	(408,334)	(640,113)

Income tax benefit	130,000	197,200

Income (loss) from continuing operations	(278,334)	(442,913)

Income from discontinued operations, net of taxes	—	75,021

Net income (loss)	(278,334)	(367,892)

Preferred stock dividend	966,972	268,604

Net loss applicable to common stock	$(1,245,306)	$(636,496)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	—	—
Net loss per share - basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	32,615,815	26,043,250

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
JULY 1, 2007 THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount	Total

Balance at June 30, 2007	33,956,392	$3,396	$85,238,362	$(15,809,791)	1,268,294	$(570,732)	$68,861,235

Issuance of restricted stock	395,000	39	(39)	—	—	—	—

Stock based compensation expense	—	—	583,374	—	—	—	583,374

Net proceeds from issuance of common shares	—	—	103,251	—	—	—	103,251

Preferred stock dividend	—	—	—	(966,972)	—	—	(966,972)

Net income	—	—	—	(278,334)	—	—	(278,334)

Balance at September 30, 2007	34,351,392	$3,435	$85,924,948	$(17,055,097)	1,268,294	$(570,732)	$68,302,554

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(278,334)	$(367,892)
Adjustments needed to reconcile net income (loss) to net cash flow provided by operating activities:
Unrealized loss (gain) on commodity derivatives	516,037	(536,026)
Accretion of discount on asset retirement obligations	54,402	33,444
Depletion and depreciation	1,134,669	1,015,164
Stock based compensation expense	583,374	218,693
Deferred income tax expense (benefit)	(143,000)	(155,000)
Amortization of debt issuance costs and prepaid expenses	308,855	923,255

Changes in assets and liabilities relating to operations:
Accounts receivable	519,328	515,781
Derivative assets	20,400	—
Prepaid assets	(755,249)	(332,323)
Inventory	(16,226)	60,115
Accounts payable	(843,268)	(375,924)
Oil and gas sales payable	182,091	(648,295)
Accrued liabilities	(314,055)	350,496
Taxes payable	85,281	203,748
Other current assets	—	(69,328)
Net cash provided by operating activities	1,054,305	835,908

Cash flow from investing activities:
Additions to oil and gas properties	(17,643,531)	(1,952,219)
Additions to fixed assets and other	(35,269)	(369,875)
Acquisition of additional Davenport revenue interest	—	(133,400)
Net cash used in investing activities	(17,678,800)	(2,455,494)

Cash flow from financing activities:
Net borrowings (repayments) under Credit Agreement	15,500,000	(68,750,000)
Payment of debt issuance cost	(80,000)	—
Payment of preferred stock dividends	(434,012)	—
Proceeds from issuance of preferred stock, net	—	46,269,287
Proceeds from issuance of common stock and warrants, net	103,251	29,937,533
Net cash provided by financing activities	15,089,239	7,456,820

Net increase in cash and cash equivalents	(1,535,256)	5,837,234
Cash and cash equivalents at beginning of period	2,119,098	644,659
Cash and cash equivalents at end of period	$583,842	$6,481,893

Supplemental disclosure of noncash transactions:
Payment of preferred stock dividends in kind	532,960	148,045

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$399,497	$2,196,081

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Cano Petroleum, Inc. are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Cano’s Form 10-K dated June 30, 2007.

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

New Accounting Pronouncements

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Any interest and penalties related to uncertain tax positions would be recorded as interest expense and general and administrative expense, respectively.  We adopted FIN 48 on July 1, 2007.  At the time of adoption and as of September 30, 2007, we determined the adoption of FIN 48 does not materially affect our operating results, financial position, or future cash flows.  As of September 30, 2007, we have not recorded any accruals for uncertain tax positions.  We are not involved in any examinations by the Internal Revenue Service.  For Texas, Oklahoma and U.S. federal purposes, the review of our tax returns is open for the tax years of 2004, 2005 and 2006.  We have not yet filed our tax returns for 2007 tax year for Texas, Oklahoma, New Mexico and U.S. federal.

SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 57 applies to other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

2.   LONG-TERM DEBT

At September 30, 2007 and June 30, 2007, the outstanding amount due under the Credit Agreement was $49.0 million and $33.5 million, respectively.  The Credit Agreement is our only source of debt.  At September 30, 2007, the interest rate was 7.90%.

On September 7, 2007, we entered into Amendment No. 7 to the Credit Agreement, which provides for (i) an increase to our borrowing base from $44 million to $60 million; (ii) permits us to use $6.0 million of the previously received insurance proceeds for general corporate purposes; and (iii) provides that the leverage ratio (a) at the end of each fiscal quarter ending prior to June 30, 2008 shall not be greater than 5.00 to 1.00; (b) at the end of each fiscal quarter ending on or after June 30, 2008 but prior to December 31, 2008 shall not be greater than 4.50 to 1.00; and (c) at the end of each fiscal quarter ending on or after December 31, 2008 shall not be greater than 4.00 to 1.00 and for the purposes of calculating the leverage ratio, the definition of “consolidated Debt” shall not include “Debt” outstanding under preferred stock.

Since Amendment No. 7 has made the Restricted Cash less restricted, we have reclassified the Restricted Cash from a non-current asset to a current asset at September 30, 2007.  Specifically, we cannot use the Restricted Cash to fund capital expenditures.

At September 30, 2007, we were in compliance with the Credit Agreement debt covenants.

3.   COMMODITY DERIVATIVES

Pursuant to our Credit Agreement, we are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas.  As of September 30, 2007, these financial contracts are summarized in the table below.

Time Period	Floor Oil Price	Barrels per Day	Floor Gas Price	Gas Mcf per Day	Barrels of Equivalent Oil per Day
1/1/07 - 12/31/07	$55	507	$8.00	1,644	781
1/1/07 - 12/31/07	$60	72	$7.60	658	182
1/1/08 - 12/31/08	$55	479	$7.50	1,534	735
1/1/08 - 12/31/08	$60	66	$7.60	592	164
1/1/09 - 4/30/09	$60	59	$7.60	559	152
1/1/09 - 12/31/09	$55	395	$7.60	1,644	668
1/1/10 - 6/30/10	$55	365	$7.00	1,657	641
7/1/10 - 12/31/10	$55	395	$—	—	395

Time Period	Ceiling Oil Price	Barrels per Day	Ceiling Gas Price	Gas Mcf per Day	Barrels of Equivalent Oil per Day
8/1/07 - 12/31/07	$83	493	$—	—	493
1/1/08 - 6/30/08	$86	460	$—	—	460

During the quarters ended September 30, 2007 and 2006, there were settlements under our commodity derivatives due to us amounting to $296,480 and $516,329, respectively, which are recorded as realized gain on commodity derivatives on our consolidated statements of operations. The settlements were cumulative monthly payments due to us since the NYMEX natural gas price was lower than the “floor natural gas prices” ranging between $7.60 and $8.00. The cash flows relating to the derivative instruments are reflected in operating activities on our consolidated statements of cash flows. At September 30, 2007 and 2006, we had amounts due from our counterparty of $106,800 and $280,144, respectively, included in our accounts receivable in our consolidated balance sheets.  We had no settlements under the crude oil price ceilings through September 30, 2007.

We obtained mark-to-market valuations used for our commodity derivatives from an external source and validated such valuations using quotes for exchange-traded options with similar terms. During the quarter ended September 30, 2007, we recognized unrealized loss on commodity derivatives on our consolidated statements of operations amounting to $516,037.  During the quarter ended September 30, 2006, we had recognized an unrealized gain on commodity derivatives of $536,026.

4.   ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of expected cash flows related to the liability. Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.  At September 30, 2007, our liability for ARO was $2,444,466, of which $2,174,525 was considered long term.

The following table describes the changes in our asset retirement obligations for the three months ended September 30, 2007:

Asset retirement obligation at June 30, 2007	$2,415,070
Accretion of discount	54,402
Liabilities settled	(25,006)
Asset retirement obligation at September 30, 2007	$2,444,466

5.   DEFERRED COMPENSATION

As of September 30, 2007, we have issued 490,000 restricted shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value
Outstanding at June 30, 2007	95,000	$5.59	$530,950
Shares granted on July 2, 2007	395,000	$5.84	$2,306,800
Outstanding at September 30, 2007	490,000	$5.79	$2,837,750

On July 2, 2007, we granted our executive officers restricted stock totaling 395,000 shares with the restrictions on transfer lapsing for one-third of the shares on the first, second and third anniversaries of July 2, 2007.

A summary of the status of our non-vested restricted shares and changes during the three months ended September 30, 2007 is presented below:

	Shares	Weighted Average Grant-date Fair Value
Non-vested at June 30, 2007	75,000	$5.58
Granted	395,000	5.84
Vested	(5,000)	5.03
Forfeited	—	—
Non-vested at September 30, 2007	465,000	$5.81

The other restricted share grants will vest to the individual employees based on future years of service ranging from one to three years depending on the life of the award agreement.  The fair value is based our actual stock price on the date of grant multiplied by the number of restricted shares granted.  As of September 30, 2007, the value of non-vested restricted shares amounted to $2,700,200, which is an increase of $2,281,650 as compared to the value for non-vested restricted shares of $418,550 at June 30, 2007.  The increase is primarily attributable to the 395,000 shares granted on July 2, 2007, as shown in the table above.  For the quarters ended September 30, 2007 and 2006, we have expensed $350,083 and $93,377, respectively, to stock compensation expense based on amortizing the fair value over the appropriate service period.

6.   STOCK OPTIONS

On September 11, 2007, under the 2005 LTIP, 10,000 total options were granted to an employee.  The exercise price is $5.95 per share.  The options vest on September 11, 2010 if this individual is still an employee on September 11, 2010.

A summary of options as of September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	801,513	$5.29
Shares granted	10,000	$5.95
Outstanding at September 30, 2007	811,513	$5.30

Based on our $7.42 stock price at September 30, 2007, the intrinsic value of the options outstanding was approximately $608,000.

Total options exercisable at September 30, 2007 amounted to 275,000 shares and had a weighted average exercise price of $5.21.  At September 30, 2006, total options exercisable amounted to 200,000 shares and had a weighted average exercise price of $4.06.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For the quarters ended September 30, 2007 and 2006, we had recorded a charge to stock compensation expense of $233,291 and $125,316, respectively, for the estimated fair value of the options granted to our directors and employees.

7.   NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	September 30,
	2007	2006
Stock options	811,513	526,935
Warrants	1,646,061	1,646,061
Preferred stock	8,541,913	8,541,913
PIK dividends	396,502	25,747
Non-vested restricted shares	465,000	145,000

The shares of common stock underlying the stock options, warrants, the preferred stock, PIK dividends and the restricted shares, as shown in the preceding table, are not included in weighted average shares outstanding for the three months ended September 30, 2007 and 2006 as their effects would be anti-dilutive.

8.   RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated December 16, 2004, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (the “Honey Hole Production”). For the quarters ended September 30, 2007 and 2006, we paid an aggregate of $37,500 to R.C. Boyd Enterprises during both quarters.  From July 1, 2007 through December 31, 2008, we are to pay an aggregate of $225,000 ($37,500 per quarter). After December 31, 2008, we will no longer be a Honey Hole Production sponsor. We are entitled to receive two thirty second commercials during all broadcasts of the Honey Hole Production and receive opening and closing credits on each episode. As part of our sponsorship, we are able to provide fishing and outdoor opportunities for children with cancer, children from abusive family situations and military veterans. Randall Boyd, one of our current directors, is the sole shareholder of R.C. Boyd Enterprises.

9.   PREFERRED STOCK CONVERSION

On October 17, 2007, 2,000 shares of our Series D Convertible Preferred Stock (“Preferred Stock”) were converted into 349,119 shares of our common stock. The issued common shares consisted of 348,126 shares based on the $5.75 conversion price of the Preferred Stock and 1,293 shares in lieu of the accrued but unpaid dividends from October 1, 2007 to October 17, 2007 pursuant to the terms of the Preferred Stock. The shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

As a direct result of this conversion, as of October 17, 2007, our preferred shares issued are 47,116 shares and the liquidation preference is $49,571,097.

10.   COMMON STOCK ISSUANCE

On November 7, 2007, we sold in a private placement 3.5 million shares of our common stock at $7.15 per share for gross proceeds of $25 million.  Net proceeds were $23.2 million after deducting issuance costs of $1.8 million. The net proceeds will be initially used to pay down our long-term debt due under the Credit Agreement and subsequently drawn down to fund our capital development program and general corporate purposes.

11.   COMMITMENTS AND CONTINGENCIES

Fire Litigation

Burnett Case

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

On June 21, 2007, the Judge of the 100th Judicial District Court issued a Final Judgment (a) granting motions for summary judgment in favor of Cano and certain of its subsidiaries on plaintiffs’ claims for (i) breach of contract/termination of an oil and gas lease; and (ii) negligence; and (b) granting the plaintiffs’ no-evidence motion for summary judgment on contributory negligence, assumption of risk, repudiation and estoppel affirmative defenses asserted by Cano and certain of its subsidiaries. The Final Judgment has been appealed.

Other Cases

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Adcock”).

On April 10, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1920, Joseph Craig Hutchison and Judy Hutchison v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Hutchinson”). On October 3, 2007, Firstbank Southwest, as Trustee for the John and Eddalee Haggard Trust (the “Trust”) filed a Petition in intervention as part of the Hutchison case.  The Trust claims that Cano Petroleum, Inc. or certain of its subsidiaries failed to operate and maintain the electric transmission and distribution lines in a reasonable and safe condition and proximately caused a wildfire that began on March 12, 2006 in Carson County.  The Trust alleges negligence and seeks undisclosed damages, including, but not limited to, damages to the land and certain remedial expenses.

On May 1, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1923, Chisum Family Partnership, Ltd. v. Cano, W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Chisum”).

On July 3, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Case No. 1928, Rebecca Lee Martinez, et al v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Martinez”).

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Yolanda Villareal, Individually and on behalf of the Estate of Gerardo Villareal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Villareal”).

On March 14, 2007, the following lawsuit was filed in 100th Judicial District Court in Carson County, Texas; Cause No. 9994, Southwestern Public Service Company d/b/a Xcel Energy v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“SPS”).

On May 2, 2007, the following lawsuit was filed in the 84th Judicial District Court of Hutchinson County, Texas, Case No. 37,619, Gary and Genia Burgess, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Burgess”).

On August 28, 2007, one of the intervenors to the Adcock case, Travelers Lloyds Insurance Company, filed a Notice of Nonsuit requesting the court to sign an order dismissing its claims, which seek approximately $367,627 of total damages, without prejudice.  The Court granted the Non-suit on September 12, 2007.

On September 25, 2007, the Texas Judicial Panel on Multidistrict Litigation granted Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc.’s Motion to Transfer Related Cases to Pretrial Court pursuant to Texas Rule of Judicial Administration 13.  The Panel transferred to a single pretrial court for consideration of pretrial matters of all pending cases (Adcock, Chisum, Hutchison, Villareal, Martinez, SPS, Burgess, identified above) that assert claims against the Company and its subsidiaries related to wildfires beginning on March 12, 2006.  The Panel transferred all pending cases to the Honorable Paul Davis, retired judge of the 200th District Court of Travis County, Texas.  On October 19, 2007, the Court entered a Case Management Order setting deadlines for completion of discovery in January and February of 2008 and a hearing date for summary judgment motions on April 14, 2008.

Due to the inherent risk of litigation, the outcome of these cases is uncertain and unpredictable; however, at this time, Cano management believes the suits are without merit and is vigorously defending itself and its subsidiaries.

Insurance Settlement

As discussed in our Form 10-K dated June 30, 2007, during February 2007, we received a $6,699,827 payment from Mid-Continent Casualty Company for policy limits totaling $6,000,000 and defense costs totaling $699,827. The $6,000,000 payment for policy limits, in accordance with the Credit Agreement (Note 2), have been placed in a controlled bank account and the use of the proceeds is specified to pay attorney’s fees, settlement amounts, other litigation expenses incurred to defend and/or settle the fire litigation, and for general corporate purposes. Specifically, we cannot use the proceeds to fund capital expenditures.  Accordingly, our consolidated balance sheets reflect the $6,000,000 as restricted cash and a corresponding liability under deferred litigation credit.

Other

Occasionally, we are involved in other various lawsuits and certain governmental proceedings arising in the ordinary course of business. Our management does not believe that the ultimate resolution of any current matters that are not set forth above, will have a material effect on our financial position or results of operations.  Management’s position is supported, in part, by the existence of insurance coverage, indemnification and escrow accounts.  None of our directors, officers or affiliates, owners of record or beneficial owners of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

Growth Strategy

We are a growing independent oil and natural gas company that intends to actively pursue enhanced oil recovery techniques to increase production and reserves at our existing properties and properties acquired in the future.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties.  Our focus on domestic, mature oil fields eliminates exploration risks and uncertainties of international sources.  We use waterflooding and enhanced oil recovery methods (“EOR”), such as alkaline/ surfactant/ polymer (“ASP”) technology.

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

During the fiscal year ended June 30, 2007 and continuing into our current fiscal year ending June 30, 2008 (“2008 Fiscal Year”), our primary emphasis is to achieve growth by developing our existing oil and natural gas properties through development activities such as waterflooding and EOR technology. We will continue to evaluate potential acquisition targets that are consistent with our operational strategy. These development activities are more clearly defined in the next section titled “Capital Development Update.”

Capital Development Update

For the 2008 Fiscal Year, our initial capital development budget was $57 million.  Of this amount, we have incurred $21.5 million, of which $17.6 million has been spent, for the three months ended September 30, 2007.  As a result of the $23.2 million we received from the recently completed private placement common stock sale as discussed in Note 10, our 2008 Fiscal Year capital budget has been increased from $57 million to $78 million. The $21 million increase consists of $14 million to be used for new well drilling, $3 million to be allocated for facilities and $4 million for acquisitions.  We have accelerated our capital development in the Panhandle waterflood and the Cato Field, and have increased our capital spending to handle the increased gas production from the Barnett Shale in our Desdemona Field.  The status and planned activity of our capital development for the 2008 Fiscal Year is summarized as follows:

        Panhandle Properties.     The drilling of the final contingent of 32 replacement waterflood wells was completed in the quarter ended September 30, 2007, one month ahead of schedule. In total, we have drilled 70 replacement wells in the field, which represents the completion of the development patterns of the waterflood project. Water injection was initiated at the Cockrell Ranch Unit on July 5, 2007.  At the present time, 31 injection wells are delivering over 21,000 barrels of water per day into the Brown Dolomite formation.  In total, we have injected close to one million barrels of water into the reservoir. As we continue bringing additional injection wells to active status, we anticipate achieving the full 75 well injection pattern by late-November 2007 with a maximum injection rate of 52,500 barrels of water per day. Currently, 71 producing wells are active and awaiting initial response. Preliminary response from the waterflood is anticipated in the December 2007-January 2008 timeframe.  Full waterflood development over the remaining 11,000+ net acres of the Panhandle Properties is anticipated once the initial response data is available.

As part of the accelerated waterflood development, an additional 61 total wells will be drilled at the Panhandle Field encompassing 36 wells at the waterflood expansion at the Harvey Unit and 25 wells to accelerate waterflood development at the Mobil-Fee Unit. Including the incremental $10 million received from the sale of common shares as discussed in Note 10, the total 2008 Fiscal Year capital budget for the Panhandle Properties is $31 million.

        Desdemona Properties—Waterflood.    We received the final approval of our Phase I waterflood permit for the 640 acre G.E. Moore Lease from the Texas Railroad Commission on September 11, 2007.  Water injection commenced shortly thereafter and in total, we have averaged 7,000 barrels of water injected per day, or over 350,000 barrels of water in total, into the Duke Sandstone reservoir via six injection wells.  We currently have 11 producing wells and anticipate an initial waterflood response in the first calendar quarter of 2008.

        Desdemona Properties—Barnett Shale.    Severe storms and flooding in the Desdemona Field in late June 2007 and early July 2007 curtailed our Barnett Shale production to one-half of the previous levels or roughly 600 MCFPD. For the quarter ended September 30, 2007, it is estimated that production was down by approximately 120 BOEPD or 720 MCFPD. Equipment repairs and well re-works were completed in July and August 2007, and production was not restored to prior levels until late September.  We have drilled and completed 4 horizontal wells out of the announced 2008 Fiscal Year budget of 24 horizontal wells in the field.  Total Barnett Shale production from the field is currently averaging 1.4 MMCFPD.

In response to currently low natural gas prices, we have elected to defer the drilling program in the Barnett Shale. Of the remaining capital amount of roughly $15 million committed to this program, roughly $5 million will be re-directed to the Cato Field and the remaining balance of $10 million could be committed to the Barnett Shale program once natural gas prices improve.

        Nowata Properties.    Our tertiary recovery pilot project at the Nowata Field is operational.  The ASP pilot plant, associated equipment and supplies were installed and tested during August and September 2007.  Full ASP Plant operations are scheduled to begin in November 2007. Response is anticipated in the second calendar quarter of 2008.

        Corsicana Properties.    We have drilled and completed 16 pattern replacement wells and plan to reinstate a prior waterflood in this field. We received the required permits to inject water in June 2007. We are planning to reinstate the prior waterflood in November 2007. As we previously mentioned, we have been pleased with the remaining oil saturations in this field and coupled with the prior successful polymer pilot in this field in the 1980’s we believe this field is a prime ASP candidate. Once the waterflood response and laboratory results are analyzed, we anticipate evaluating an ASP Pilot in the field in calendar year 2008.

        New Mexico Properties.    We completed the acquisition of the New Mexico Properties on March 30, 2007.  As mentioned previously, $5 million of additional capital is being re-deployed to these properties and including the incremental $11 million from the sale of common shares as discussed in Note 10, the revised 2008 Fiscal Year capital budget is $26 million for the New Mexico Properties.  The capital spending amount is being increased based on better than expected initial results from return-to-production (RTP’s) workovers and re-frac stimulations performed in the Cato Field, the largest of the three fields comprising our New Mexico Properties.  We have a three pronged approach to develop the San Andres formation in this field:

1.               Return-to-Production and Re-frac Stimulations: We have worked over 40 idle wells and have currently returned 24 wells to production. We plan to RTP between 60-80 wells during the course of the 2008 Fiscal Year. We have deployed re-frac stimulations on six RTP wells in the Cato Field.  Initial production responses of between 5-20 BOEPD per well have been achieved.  It is our goal to re-frac up to 25 of the RTP wells during the course of the year. Production in the Cato Field has increased from 45 BOEPD when we assumed operations in April 2007 to current production of over 90 BOEPD.

2.               New Well Drilling: One drilling rig was moved to the Cato Field on October 22, 2007, and we spudded the first of 11 new 40-acre spaced wells in areas of the Cato Field that have not been developed. We anticipate initial production in the range of 20-40 BOEPD based on cumulative production histories of adjacent wells.  These wells are relatively shallow at 3,500 feet and drilling and completion costs are estimated to be less than $300,000 per well.

3.               20-Acre Infill Drilling: One drilling rig has been contracted to drill 21 new 20-acre infill wells in an area of the Cato Field that had a prior waterflood pilot.  The first rig will spud in November 2007 and the second rig is expected to be secured by January 2008.  All the drilling is expected to be completed by June 2008.  Similar to infill results reported by other operators in their analogs of development activity within the San Andres formation, we expect initial production in the range of 15-25 BOEPD from this program.  Initiation of Phase I of the waterflood at the Cato Field is scheduled for the second calendar quarter of 2008.

We have no major development activities planned for either the Davenport or Pantwist Properties during the 2008 Fiscal Year.

Liquidity and Capital Resources

As discussed in Note 2, our credit agreement was amended to increase our borrowing base from $48 million to $60 million.  At September 30, 2007, we had outstanding long-term debt of $49 million and the average interest rate was 7.90%.  The credit agreement is our only source of debt.

At September 30, 2007, our cash balance was $0.6 million.  For the three months ended September 30, 2007, we generated cash from operations of $1.0 million, which is a slight improvement of $0.2 million as compared to the three months ended September 30, 2006 due to increased income from operations.  As discussed in Note 2, the amended credit agreement relaxes the restrictions of the $6.0 million of restricted cash to permit use for general corporate purposes, in addition to attorney’s fees, settlement amounts and other litigation expenses incurred to defend and or settle the fire litigation discussed in Note 11.  Specifically, we cannot use the restricted cash to fund capital expenditures.

As discussed in Note 10, on November 7, 2007, we received net proceeds of $23.2 million from the private placement issuance of 3.5 million shares of our common stock.  The net proceeds will be initially used to pay down our long-term debt due under the Credit Agreement and subsequently drawn down to fund our capital development program as previously discussed under “Capital Development Update” and for general corporate purposes.

We believe the combination of cash on hand, restricted cash, cash flow generated from operations, strong commodity prices, net proceeds from the November 7, 2007 private placement issuance and available debt is sufficient to finance our operations, contractual obligations and capital expenditure program (as previously discussed in the section titled “Capital Development Update”) through June 30, 2008.  We expect to seek access to the capital markets for potential debt or equity issuances to finance the execution and acceleration of our capital development plan.

Hedging Activities

As discussed in Note 3, pursuant to our credit agreement, we are required to enter into financial contracts to hedge our exposure to commodity price risk associated with expected oil and natural gas production. We have purchased crude oil price floors that range from $55 - $60 per barrel through December 2010.  We have purchased natural gas price floors that range from $7.00 - $8.00 per Mcf through June 2010.  For the three months ended September 30, 2007, approximately 69% of our sales were hedged with price floors.

During the three months ended September 30, 2007, we entered into financial contracts to sell crude oil price ceilings at $83 per barrel from August through December 2007, and $86 per barrel from January through June 2008.  For the three months ended September 30, 2007, approximately 23% of our sales were subject to price ceilings.  We had no settlements under the crude oil price ceilings through September 30, 2007.

We entered into these short-term financial contracts to sell price ceilings in order to offset the costs of price floors we purchase to comply with our Credit Agreement which requires we are to maintain hedges to cover no less than 50% and no more than 80% of our production volumes attributable to proved producing reserves for three years.  Except for the price ceilings, we are entitled to 100% of our revenue receipts and, if crude oil and natural gas NYMEX prices are lower than the price floor, we will be reimbursed for the difference between the NYMEX price and floor price.

Results of Operations

For the quarter ended September 30, 2007 (“current quarter”), we had a loss applicable to common stock of $1.2 million, which was $0.6 million higher as compared to the $0.6 million loss applicable to common stock incurred for the quarter ended September 30, 2006 (“prior year quarter”).  Positive factors including increased revenues of $1.0 million and lower interest expense of $1.4 million were more than offset by higher operating expenses of $1.1 million, reduced valuation of commodity derivatives of $1.1 million, higher preferred stock dividend of $0.7 million, and lower realized gain on commodity derivatives of $0.2 million.

These items will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarters ended September 30, 2007 and 2006.

	Quarter Ended September 30,		Increase (Decrease)
	2007	2006
Operating Revenues	$8,721,165	$7,674,800	$1,046,365
Sales
• Oil (MBbls)	69	70	(1)
• Gas (MMcf)	352	330	22
• Total (MBOE)	127	125	2
Average Price
• Oil ($/ Bbl)	$72.55	$69.19	$3.36
• Gas ($/ Mcf)	$10.37	$8.56	$1.81

The current quarter operating revenues of $8.7 million represent an improvement of $1.0 million as compared to the prior year quarter of $7.7 million. The $1.0 million improvement is primarily attributable to increased gas sales of $0.6 million and higher prices received for crude oil and natural gas sales of $0.5 million; partially offset by lower oil sales of $0.1 million.  The increased gas sales occurred primarily from the Barnett Shale production from our Desdemona Properties, partially offset by lower production from the Panhandle and Pantwist Properties as severe storms temporarily shut-in production.  Overall, for the current quarter, the severe storms impacted our total oil and gas production by approximately 220 net BOEPD at the Panhandle, Pantwist and Desdemona Properties.  The average price we received for crude oil sales is generally at or above market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.

Operating Expenses

For the current quarter, our total operating expenses were $8.6, or $1.1 million higher than the prior year quarter of $7.5 million. The $1.1 million increase is primarily attributed to higher general and administrative expenses of $0.5 million, increased lease operating expenses of $0.3 million, higher depletion and depreciation expense of $0.2 million and higher other operating expenses of $0.1 million.

Our lease operating expenses (“LOE”) consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities. For the current quarter, the LOE per BOE was $23.91 as compared to $21.75 per LOE for the prior year quarter.  The increase is due to higher LOE incurred primarily attributed to the weather related outages.  We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle.  We expect the LOE per BOE to decrease during the 2008 Fiscal Year as production increases from the waterflood and EOR development activities we are implementing as discussed under the “Capital Development Update.”

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the current quarter, our G&A expenses totaled $3.6 million, which is $0.5 million higher than the prior year quarter of $3.1 million. The primary reasons for the $0.5 million increase were increased stock compensation expense due to the issuance of restricted shares as discussed in Note 5 and higher legal expenses pertaining to the fire litigation as discussed in Note 11.

For the current quarter, our depletion and depreciation expense was $1.1 million, or $0.2 million higher than the prior year quarter.  This includes depletion expense pertaining to our oil and gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, gas plant, office furniture and computers.  For the current quarter, our depletion rate pertaining to our oil and gas properties was $7.34 per barrel of oil equivalent (“BOE”), as compared to prior year quarter of $6.57 per BOE due to lower proved producing reserves for the Panhandle Properties, acquisition of the New Mexico Properties and the depletion rate associated with the gas production from the Barnett Shale.

Interest Expense

The interest expense we incurred in the current quarter of $0.4 million is $1.4 million lower than the prior year quarter.  This is primarily due to lower debt balances.  During the prior year quarter, we had a debt balance of $68.75 million outstanding until September 6, 2006, which was fully repaid with proceeds from the preferred and common stock issuance.  Also, our current quarter interest expense is impacted by $0.5 million of interest cost that was capitalized to waterflood and ASP projects as discussed under the “Capital Development Update.”

Unrealized Gain (Loss) on Commodity Derivatives

As discussed in Note 3, we have entered into financial contracts to set price floors for crude oil and natural gas, and to set price ceilings for crude oil.  For the current quarter, we recorded an unrealized loss of $0.5 million to reflect the fair value of the commodity derivatives as of September 30, 2007.  For the prior year quarter, we recorded an unrealized gain of $0.5 million.  By their nature, these commodity derivatives can be highly volatile to our earnings.  A five percent change in these prices for our derivative instruments can impact earnings by approximately $0.1 million.

Gain on Hedging Contracts

During the current and prior year quarters, there were settlements under our derivative agreements due to Cano amounting to $0.3 million and $0.5 million, respectively. The settlements were cumulative monthly payments due to Cano since the NYMEX gas price was lower than the $8.00 and $7.60 “floor natural gas prices,” as discussed in Note 3.

Income Tax Benefit

For the current quarter, we recorded an income tax benefit of $130,000 as compared to an income tax benefit of $197,200 during the prior year quarter.  The change is a direct result of the change in taxable income.

Preferred Stock Dividend

The preferred stock dividend for the current and prior year quarters was $0.9 million and $0.3 million, respectively.  The current year quarter amount represents a full three months.  The prior year quarter is a smaller amount since it pertains to the period beginning September 6, 2006, the date of the preferred stock issuance.

Income from Discontinued Operations

As discussed on our Form 10-K dated June 30, 2007, we had sold our interest in the Rich Valley Properties during June 2007.  The prior year quarter results of operations for Rich Valley have been reclassified as discontinued operations and are presented net of related income taxes.

New Accounting Pronouncements

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Any interest and penalties related to uncertain tax positions would be recorded as interest expense and general and administrative expense, respectively.  We adopted FIN 48 on July 1, 2007.  At the time of adoption and as of September 30, 2007, we determined the adoption of FIN 48 does not materially affect our operating results, financial position, or future cash flows.  We are not involved in any examinations by the Internal Revenue Service.

SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 57 applies to other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Notes 2 and 3 regarding the updates of our market risk for the quarter ended September 30, 2007.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 6. Exhibits.

Exhibit Number	Description
4.1

Registration Rights Agreement dated November 2, 2007 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on November 6, 2007.

10.1	Form of Restricted Stock Award Agreement (July 2007), incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on July 2, 2007.

10.2	Form of Nonqualified Stock Option Agreement (July 2007), incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on July 2, 2007.
10.3	Form of Amendment to Restricted Stock Award Agreements (August 2007), incorporated by reference from Exhibit 10.96 to Annual Report on Form 10-K for the year-ended June 30, 2007.
10.4	Form of Restricted Stock Award Agreements (August 2007), incorporated by reference from Exhibit 10.97 to Annual Report on Form 10-K for the year-ended June 30, 2007.
10.5

Amendment No. 6 dated as of August 13, 2007 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender and Natixis, incorporated by reference from Exhibit 10.98 to Annual Report on Form 10-K for the year-ended June 30, 2007.

10.6

First Amendment to the Security Agreement dated as of July 9, 2007 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., and Union Bank of California, N.A., as Senior Agent, incorporated by reference from Exhibit 10.99 to Annual Report on Form 10-K for the year-ended June 30, 2007.

10.7

First Amendment to the Pledge Agreement dated as of July 9, 2007 by and among Cano Petroleum, Inc., W.O. Energy of Nevada, Inc. and WO Energy, Inc. and Union Bank of California, N.A., as Senior Agent, incorporated by reference from Exhibit 10.100 to Annual Report on Form 10-K for the year-ended June 30, 2007.

10.8

Amendment No. 7 dated as of September 7, 2007 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender and Natixis, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 11, 2007.

10.9

Securities Purchase Agreement dated November 2, 2007 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on November 6, 2007.

10.10*	Sponsorship Agreement dated December 16, 2004 by and between R.C. Boyd Enterprises, LLC and Cano Petroleum, Inc.
10.11*	First Amendment dated August 17, 2005 to Sponsorship Agreement by and between R.C. Boyd Enterprises, LLC and Cano Petroleum, Inc.
10.12*	Second Amendment to Sponsorship Agreement by and between R.C. Boyd Enterprises, LLC and Cano Petroleum, Inc.
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CANO PETROLEUM, INC.

Date: November 7, 2007	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: November 7, 2007	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: November 7, 2007	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer