Form 10-Q
period 2007-12-31
CANO PETROLEUM, INC
filed 2008-02-08
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  37,517,565 shares of common stock, $.0001 par value per share, as of February 6, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$853,797	$2,119,098
Restricted cash (Notes 2, 11)	2,818,062	—
Accounts receivable	2,898,998	4,081,498
Prepaid expenses	568,617	309,216
Derivative assets	—	810,174
Inventory and other current assets	400,419	292,540
Total current assets	7,539,893	7,612,526

Oil and gas properties, successful efforts method	231,732,830	189,842,882
Less accumulated depletion and depreciation	(8,375,726)	(6,201,635)
Net oil and gas properties	223,357,104	183,641,247

Fixed assets and other, net	1,485,692	1,547,875
Restricted cash (Notes 2, 11)	—	6,000,000
Derivative assets	1,137,527	1,881,800
Goodwill	785,796	785,796
TOTAL ASSETS	$234,306,012	$201,469,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,117,023	$7,508,795
Oil and gas sales payable	1,451,510	1,345,537
Accrued liabilities	1,181,887	1,421,484
Taxes payable	650,899	450,062
Derivative liability	416,405	—
Current portion of asset retirement obligations	275,870	264,140
Total current liabilities	12,093,594	10,990,018
Long-term liabilities
Long-term debt	42,000,000	33,500,000
Asset retirement obligations	2,183,683	2,150,930
Deferred litigation credit (Note 11)	6,000,000	6,000,000
Deferred tax liability	31,846,000	32,371,000
Total liabilities	94,123,277	85,011,948

Temporary equity
Series D convertible preferred stock and paid-in-kind dividend; par value $.0001 per share, stated value $1,000 per share; 49,116 authorized and 45,116 shares issued; liquidation preference of $47,928,846 and $50,862,925, respectively.	44,661,982	47,596,061

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 38,603,283 and 37,334,989 shares issued and outstanding at December 31, 2007, respectively; and 33,956,392 and 32,688,098 shares issued and outstanding at June 30, 2007, respectively.	3,861	3,396
Additional paid-in capital	114,720,969	85,238,362
Accumulated deficit	(18,633,345)	(15,809,791)
Treasury stock, at cost; 1,268,294 shares held in escrow	(570,732)	(570,732)
Total stockholders’ equity	95,520,753	68,861,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,306,012	$201,469,244

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Operating Revenues:
Crude oil sales	$5,872,961	$3,743,117	$10,868,686	$8,594,034
Natural gas sales	4,066,646	2,362,872	7,712,792	5,129,414
Other revenue	79,272	51,943	158,566	109,284
Crude oil and natural gas sales	10,018,879	6,157,932	18,740,044	13,832,732

Operating Expenses:
Lease operating	3,183,840	2,284,291	6,286,838	5,056,022
Production and ad valorem taxes	754,646	556,209	1,454,004	1,174,920
General and administrative	3,762,524	2,640,238	7,384,733	5,785,275
Depletion and depreciation	1,152,477	1,072,408	2,287,146	2,049,360
Accretion of discount on asset retirement obligations	54,235	29,445	108,637	58,336
Total operating expenses	8,907,722	6,582,591	17,521,358	14,123,913

Income from operations	1,111,157	(424,659)	1,218,686	(291,181)

Other income (expenses):
Interest expense	(265,275)	(122,017)	(664,772)	(1,964,732)
Unrealized loss on commodity derivatives	(1,845,862)	(693,016)	(2,361,899)	(156,990)
Realized gain (loss) on commodity derivatives	(37,785)	235,128	258,695	751,457
Interest income	51,763	74,413	154,952	91,181
Total other income (expenses)	(2,097,159)	(505,492)	(2,613,024)	(1,279,084)

Loss from continuing operations before income taxes	(986,002)	(930,151)	(1,394,338)	(1,570,265)

Income tax benefit	344,632	399,871	474,632	597,070

Loss from continuing operations	(641,370)	(530,280)	(919,706)	(973,195)

Income (loss) from discontinued operations, net of related taxes	(48,654)	85,109	(48,654)	160,131

Net loss	(690,024)	(445,171)	(968,360)	(813,064)

Preferred stock dividend	888,222	966,972	1,855,194	1,235,575

Net loss applicable to common stock	$(1,578,246)	$(1,412,143)	$(2,823,554)	$(2,048,639)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.04)	$(0.04)	$(0.08)	$(0.07)
Discontinued operations	—	—	—	$—
Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Weighted average common shares outstanding
Basic and diluted	35,101,346	31,891,608	33,858,581	28,967,429

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY

JULY 1, 2007 THROUGH DECEMBER 31, 2007

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2007	33,956,932	$3,396	$85,238,362	$(15,809,791)	1,268,294	$(570,732)	$68,861,235

Issuance of restricted stock	395,000	40	(40)	—	—	—	—

Stock based compensation expense	—	—	1,660,249	—	—	—	1,660,249

Net proceeds from issuance of common shares	3,550,000	355	23,822,468	—	—	—	23,822,823

Common stock issued for preferred stock conversion	701,891	70	3,999,930	—	—	—	4,000,000

Preferred stock dividend	—	—	—	(1,855,194)	—	—	(1,855,194)

Net loss	—	—	—	(968,360)	—	—	(968,360)

Balance at December 31, 2007	38,603,823	$3,861	$114,720,969	$(18,633,345)	1,268,294	$(570,732)	$95,520,753

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flow from operating activities:
Net loss	$(968,360)	$(813,064)
Adjustments needed to reconcile net loss to net cash flow provided by operating activities:
Unrealized loss on commodity derivatives	2,361,899	156,990
Accretion of discount on asset retirement obligations	108,637	67,530
Depletion and depreciation	2,287,146	2,130,036
Stock based compensation expense	1,660,249	337,740
Deferred income tax benefit	(502,000)	(507,000)
Amortization of debt issuance costs and prepaid expenses	647,724	1,375,388

Changes in assets and liabilities relating to operations:
Restricted cash	3,181,938	—
Accounts receivable	1,213,583	949,382
Derivative assets	(291,000)	(1,217,760)
Prepaid assets	(767,609)	(959,098)
Inventory	(108,031)	91,213
Accounts payable	(1,711,891)	1,272,928
Oil and gas sales payable	105,973	(630,612)
Accrued liabilities	(239,597)	(69,028)
Taxes payable	200,837	165,030
Other current assets	327,286	540,404
Net cash provided by operating activities	7,506,784	2,890,079

Cash flow from investing activities:
Additions to oil and gas properties	(39,765,115)	(10,410,734)
Additions to fixed assets and other	(106,510)	(695,374)
Acquisition of additional Davenport revenue interest	—	(133,000)
Net cash used in investing activities	(39,871,625)	(11,239,108)

Cash flow from financing activities:
Paydown long-term debt	—	(68,750,000)
Payment of debt issuance cost	—	(189,246)
Proceeds from borrowings of long-term debt	8,500,000	2,500,000
Payment of preferred stock dividends	(1,223,283)	(554,570)
Proceeds from issuance of preferred stock, net	—	45,894,807
Proceeds from issuance of common stock and warrants, net	23,822,823	29,705,396
Net cash provided by financing activities	31,099,540	8,606,387

Net increase in cash and cash equivalents	(1,265,301)	257,358
Cash and cash equivalents at beginning of period	2,119,098	644,659
Cash and cash equivalents at end of period	$853,797	$902,017

Supplemental disclosure of noncash transactions:
Payment of preferred stock dividends in kind	1,065,921	681,005
Common stock issued for preferred stock conversion	4,000,000	—

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$1,778,551	$2,196,081

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. The computation of stock based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a company to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be recorded as interest expense and general and administrative expense, respectively. We adopted FIN 48 on July 1, 2007. At the time of adoption and as of December 31, 2007, we determined the adoption of FIN 48 does not materially affect our operating results, financial position, or cash flows. As of December 31, 2007, we have not recorded any accruals for uncertain tax positions. We are not involved in any examinations by the Internal Revenue Service. For Texas, Oklahoma and U.S. federal purposes, the review of our tax returns is open for the tax years of 2004, 2005 and 2006. We have not yet filed our tax returns for the 2007 tax year for Texas, Oklahoma, New Mexico and U.S. federal.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the SFAS No. 157 will result in additional disclosure requirements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R, which among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

2.    LONG-TERM DEBT

At December 31, 2007 and June 30, 2007, the outstanding amount due under the credit agreement was $42.0 million and $33.5 million, respectively. The credit agreement is our only source of debt. At December 31, 2007, the interest rate was 6.90%. The interest expense for the current quarter and current six months was impacted by $0.6 million and $1.1 million of interest cost that was capitalized to the waterflood projects at our Panhandle, Desdemona and Corsicana Properties and to our alkaline-surfactant-polymer project at the Nowata Properties.

On September 7, 2007, we entered into Amendment No. 7 to the credit agreement, which provides for (i) an increase to our borrowing base from $44.0 million to $60.0 million; (ii) permits us to use $6.0 million of the previously received insurance proceeds for general corporate purposes; and (iii) provides that the leverage ratio (a) at the end of each fiscal quarter ending prior to June 30, 2008 shall not be greater than 5.00 to 1.00; (b) at the end of each fiscal quarter ending on or after June 30, 2008 but prior to December 31, 2008 shall not be greater than 4.50 to 1.00; and (c) at the end of each fiscal quarter ending on or after December 31, 2008 shall not be greater than 4.00 to 1.00 and for the purposes of calculating the leverage ratio, the definition of “consolidated Debt” shall not include “Debt” outstanding under preferred stock.

Since Amendment No. 7 has made the restricted cash less restricted, we have reclassified the restricted cash from a non-current asset to a current asset at December 31, 2007. Specifically, we cannot use the restricted cash to fund capital expenditures. Restricted cash is more fully discussed in Note 11.

At December 31, 2007 and June 30, 2007, we were in compliance with the credit agreement debt covenants.

3.              COMMODITY DERIVATIVES

Pursuant to our credit agreement, we are required to enter into financial contracts to hedge a portion of our production at specified prices for oil and natural gas. Initially, our financial contracts consisted of purchasing price floors. In order to offset the costs of the price floors, we also have entered into short-term financial contracts to sell price ceilings. As of December 31, 2007, these financial contracts are summarized in the table below.

Time Period	Floor Oil Price	Barrels per Day	Floor Gas Price	Gas Mcf per Day	Barrels of Equivalent Oil per Day
1/1/08 - 12/31/08	$55	479	$7.50	1,534	735
1/1/08 - 12/31/08	$60	66	$7.60	592	164
1/1/09 - 4/30/09	$60	59	$7.60	559	152
1/1/09 - 12/31/09	$55	395	$7.60	1,644	668
1/1/10 - 6/30/10	$55	365	$7.00	1,657	641
7/1/10 - 12/31/10	$55	395	$7.50	1,957	721

Time Period	Ceiling Oil Price	Barrels per Day	Ceiling Gas Price	Gas Mcf per Day	Barrels of Equivalent Oil per Day
1/1/08 - 6/30/08	$86	460	$—	—	460

During the quarters and six months ended December 31, 2007 and 2006, there were settlements under our commodity derivatives due to us and paid by us with our counterparty that are summarized as follows:

	Quarter ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006
Settlements received	$176,550	$235,128	$473,030	$751,457
Settlements paid	(214,335)	—	(214,335)	—
Realized gain (loss) on
commodity derivatives	$(37,785)	$235,128	$258,695	$751,457

The settlements received by us were cumulative monthly payments due to us since the NYMEX natural gas price was lower than the “floor natural gas prices” of $7.60 and $8.00. The cash flows relating to the derivative instruments are reflected in operating activities on our consolidated statements of cash flows. At December 31, 2007, we had amounts due from our counterparty of $31,083 included in our accounts receivable in our consolidated balance sheet.

The settlements paid by us were cumulative monthly payments we made to our counterparty since the NYMEX crude oil price was higher than the “ceiling crude oil price” of $83. The cash flows relating to the derivative instruments are reflected in operating activities on our consolidated statements of cash flows. At December 31, 2007, we had amounts payable to our counterparty of $131,130 included in accounts payable in our consolidated balance sheet.

We computed our mark-to-market valuations used for our commodity derivatives based on assumptions regarding forward prices, volatility and the time value of money. We compared our valuations to our counterparties’ valuations to further validate our mark-to-market valuations. During the quarters ended December 31, 2007 and 2006, we recognized unrealized loss on commodity derivatives in our consolidated statements of operations amounting to $1,845,862 and $693,016, respectively. During the six months ended December 31, 2007 and 2006, we had recognized unrealized loss on commodity derivatives of $2,361,889 and $156,990, respectively.

4.     ASSET RETIREMENT OBLIGATION

Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of expected cash flows related to the liability. Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. At December 31, 2007, our liability for ARO was $2,459,553, of which $2,183,683 was considered long term.

The following table describes the changes in our asset retirement obligations for the six months ended December 31, 2007:

Asset retirement obligation at June 30, 2007	$2,415,070
Accretion of discount	108,637
Liabilities settled	(64,154)
Asset retirement obligation at December 31, 2007	$2,459,553

5.     DEFERRED COMPENSATION

As of December 31, 2007, we have issued 490,000 restricted shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value
Outstanding at June 30, 2007	95,000	$5.59	$530,950
Shares granted on July 2, 2007	395,000	$5.84	$2,306,800
Outstanding at December 31, 2007	490,000	$5.79	$2,837,750

On July 2, 2007, we granted our executive officers restricted stock totaling 395,000 shares with the restrictions on transfer lapsing for one-third of the shares on the first, second and third anniversaries of July 2, 2007.

A summary of the status of our non-vested restricted shares and changes during the six months ended December 31, 2007 is presented below:

	Shares	Weighted Average Grant-date Fair Value
Non-vested at June 30, 2007	75,000	$5.58
Granted	395,000	5.84
Vested	(5,000)	5.03
Forfeited	—	—
Non-vested at December 31, 2007	465,000	$5.81

The other restricted share grants will vest to the individual employees based on future years of service ranging from one to three years depending on the life of the award agreement. The fair value is based our actual stock price on the date of grant multiplied by the number of restricted shares granted. As of December 31, 2007, the value of non-vested restricted shares amounted to $2,700,200, which is an increase of $2,281,650 as compared to the value for non-vested restricted shares of $418,550 at June 30, 2007. The increase is primarily attributable to the 395,000 shares granted on July 2, 2007, as shown in the table above. For the quarters ended December 31, 2007 and 2006, we have expensed $350,090 and $53,431, respectively, to stock compensation expense based on amortizing the fair value over the requisite service period. For the six months ended December 31, 2007 and 2006, we have expensed $700,173 and $146,809, respectively, to stock compensation expense.

6.              STOCK OPTIONS

On September 11, 2007, under the 2005 Long-Term Incentive Plan (“LTIP”), we granted 10,000 total options to an employee. The exercise price is $5.95 per share. The options vest on September 11, 2010 if this individual is still an employee on September 11, 2010.

On November 30, 2007, under the 2005 LTIP, we granted 35,241 total options to certain employees. The exercise price is $7.47 per share. The options vest on November 30, 2010 if the individual is still an employee on November 30, 2010.

On December 12, 2007, under the 2005 LTIP, we granted 150,000 total options to our six non-employee directors (25,000 options to each director). The exercise price is $7.25 per share. The options vested on December 12, 2007.

A summary of options as of December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	801,513	$5.29
Shares granted	195,241	7.22
Shares exercised	(50,000)	5.86
Outstanding at December 31, 2007	946,754	$5.67

The fair values of options granted during the six months ended December 31, 2007, along with the factors used to calculate the fair values of those options are summarized in the table below:

No. of shares	195,241
Risk free interest rate	3.41 - 4.07%
Expected life	5 years
Expected volatility	49.1 – 49.7%
Expected dividend yield	0%
Weighted average grant date fair value—exercise prices equal to market value on grant date	$3.38

Based on our $6.89 stock price at December 31, 2007, the intrinsic value of the options outstanding was approximately $1,240,000.

Total options exercisable at December 31, 2007 amounted to 586,803 shares and had a weighted average exercise price of $5.68. At December 31, 2006, total options exercisable amounted to 325,000 shares and had a weighted average exercise price of $4.92. Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For the quarters ended December 31, 2007 and 2006, we had recorded a charge to stock compensation expense of $726,785 and $114,699, respectively, for the estimated fair value of the options granted to our directors and employees. For the six months ended December 31, 2007 and 2006, we had recorded a charge to stock compensation expense of $960,076 and $240,014, respectively, for the estimated fair value of the options granted to our directors and employees

7.     NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	December 31,
	2007	2006
Stock options	996,754	894,185
Warrants	1,646,061	1,646,061
Preferred stock	7,846,261	8,541,913
PIK dividends	489,191	118,436
Non-vested restricted shares	465,000	115,000

The shares of common stock underlying the stock options, warrants, the preferred stock, PIK dividends and the restricted shares, as shown in the preceding table, are not included in weighted average shares outstanding for the three and six months ended December 31, 2007 and 2006 as their effects would be anti-dilutive.

8.   RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated December 16, 2004, as amended, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (the “Honey Hole Production”). For the quarters ended December 31, 2007 and 2006, we paid an aggregate of $37,500 to R.C. Boyd Enterprises during both quarters.  For the six month periods ended December 31, 2007 and 2006, we paid an aggregate of $75,000 to R.C. Boyd Enterprises during both periods.  From July 1, 2007 through December 31, 2008, we are to pay an aggregate of $225,000 ($37,500 per quarter). Pursuant to a new agreement dated as of December 5, 2007, after December 31, 2008, we will no longer be a Honey Hole Production sponsor. We are entitled to receive two thirty second commercials during all broadcasts of the Honey Hole Production and receive opening and closing credits on each episode. As part of our sponsorship, we are able to provide fishing and outdoor opportunities for children with cancer, children from abusive family situations and military veterans. Randall Boyd, one of our current directors, is the sole shareholder of R.C. Boyd Enterprises.

9.   PREFERRED STOCK CONVERSION

On October 17, 2007, 2,000 shares of our Series D Convertible Preferred Stock (“Preferred Stock”) were converted into 349,119 shares of our common stock. The issued common shares consisted of 347,826 shares based on the $5.75 conversion price of the Preferred Stock and 1,293 shares in lieu of the accrued but unpaid dividends from October 1, 2007 to October 17, 2007 pursuant to the terms of the Preferred Stock.

On December 4, 2007, 2,000 shares of our Preferred Stock were converted into 352,772 shares of our common stock. The issued common shares consisted of 347,826 shares based on the $5.75 conversion price of the Preferred Stock and 4,946 shares in lieu of the accrued but unpaid dividends from October 1, 2007 to December 4, 2007 pursuant to the terms of the Preferred Stock.

On January 8, 2008, 575 shares of our Preferred Stock were converted into 100,175 shares of our common stock. The issued common shares consisted of 100,000 shares based on the $5.75 conversion price of the Preferred Stock and 175 shares in lieu of the accrued but unpaid dividends from January 1, 2008 to January 8, 2008 pursuant to the terms of the Preferred Stock.

As a direct result of this conversion, as of January 8, 2008, our preferred shares issued and outstanding are 44,541 shares and the liquidation preference is $47,431,793.

10.  COMMON STOCK ISSUANCE

On November 7, 2007, we sold in a private placement 3.5 million shares of our common stock at $7.15 per share for gross proceeds of $25.0 million.  Net proceeds were $23.4 million after deducting issuance costs of $1.6 million. The net proceeds were initially used to pay down our long-term debt due under the credit agreement and have been and will subsequently be drawn down to fund our capital development program and general corporate purposes.

In connection with the private placement, we entered into a registration rights agreement with the purchasers in such private placement. The registration rights agreement provides that at our expense we will:

•                  File with the Securities and Exchange Commission (“SEC”) within 45 days after the November 7, 2007 closing date a registration statement on Form S-3 covering the resale of the common stock issued in the private placement;

•                  Undertake to register such shares on a Form S-3 as soon as we are eligible to use Form S-3 for such resale registration; and

•                  Keep the registration statement effective until the date the private placement purchasers may sell all of the securities registered under the registration statement for such purchasers pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended, or the date on which all the private placement purchasers have sold all of the securities registered under the registration statement for such purchasers.

Since we were able to file the registration statement within 45 days after the November 7, 2007 closing date and have the registration statement declared effective within 90 days after the November 7, 2007 closing date, we did not have to pay any liquidated damages to the purchasers.  However, if we are not able to maintain the effectiveness of the registration statement, subject to certain limitations, we will have to pay 1.0% of the aggregate purchase price of the securities purchased in the private placement on the first day of such initial maintenance failure and on each 30th day after the day of such initial maintenance failure (pro rated for periods totaling less than 30 days), with the maximum aggregate registration delay payments being 10% of the aggregate purchase price.

On December 7, 2007, the registration statement became effective.

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

The plaintiffs (i) allege negligence and gross negligence and (ii) seek damages, including, but not limited to, damages for damage to their land and livestock, certain expenses related to fighting the fire and certain remedial expenses totaling approximately $1.7 million to $1.8 million. In addition, the plaintiffs seek (i) termination of certain oil and natural gas leases, (ii) reimbursement for their attorney’s fees (in the amount of at least $549,000) and (iii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership.  The owner of the remainder of the mineral estate, Texas Christian University, intervened in the suit on August 18, 2006, joining Plaintiffs’ request to terminate certain oil and gas leases.

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

Other Cases

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Cause No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Adcock”). There are

47 plaintiffs and three groups of intervenors that claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs and intervenors (i) allege negligence, res ipsa loquitor, trespass and nuisance and (ii) seek damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling $11,297,684.  In addition, the plaintiffs and intervenors seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.  The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership.

On April 10, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Cause No. 1920, Joseph Craig Hutchison and Judy Hutchison v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Hutchinson”). The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and trespass and (ii) seek undisclosed damages, including, but not limited to, damages to their land and certain remedial expenses.  In addition, the plaintiffs seek exemplary damages.

On May 1, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Cause No. 1923, Chisum Family Partnership, Ltd. v. Cano, W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Chisum”). The plaintiff claims that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiff (i) alleges negligence and trespass and (ii) seeks undisclosed damages, including, but not limited to, damages to their land and certain remedial expenses.  In addition, the plaintiffs seek exemplary damages.

On July 3, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Cause No. 1928, Rebecca Lee Martinez, et al v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Martinez”).  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and (ii) seek undisclosed damages for the wrongful death of two relatives, Gerardo Villarreal and Medardo Garcia, who they claim died as a result of the fire.  On August 6, 2006, an additional heir of Medardo Garcia has intervened in this case alleging similar claims and seeking similar relief.

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Cause No. 34,423, Yolanda Villareal, Individually and on behalf of the Estate of Gerardo Villareal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Villareal”).  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and (ii) seek undisclosed damages, including exemplary damages, for the wrongful death of Gerardo Villarreal who they claim died as a result of the fire.  The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable under vicarious liability theories.  On August 22, 2006, relatives of Roberto Chavira have intervened in the case alleging similar claims and seeking similar relief regarding the death of Roberto Chavira.

On March 14, 2007, the following lawsuit was filed in 100th Judicial District Court in Carson County, Texas; Cause No. 9994, Southwestern Public Service Company d/b/a Xcel Energy v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“SPS”).  The plaintiff claims that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiff (i) alleges negligence and breach of contract and (ii) seeks $1,876,000 in damages for loss and damage to transmission and distribution equipment, utility poles, lines and other equipment.  In addition, the plaintiff seeks reimbursement of its attorney’s fees.

On May 2, 2007, the following lawsuit was filed in the 84th Judicial District Court of Hutchinson County,

Texas, Cause No. 37,619, Gary and Genia Burgess, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Burgess”).  Eleven plaintiffs claim that electrical wiring and equipment relating to oil and gas operations of the Company or certain of its subsidiaries started a wildfire that began on March 12, 2006 in Carson County, Texas.  Five of the plaintiffs are former plaintiffs in the Adcock matter.  The plaintiffs (i) allege negligence, res ipsa loquitor, nuisance, and trespass and (ii) seek damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling approximately $1,152,480.  In addition, the plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.  The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership.

On May 15, 2007, William L. Arrington, William M. Arrington and Mark and Le’Ann Mitchell intervened in the SPS case.  The intervenors (i) allege negligence, res ipsa loquitor, trespass and nuisance and (ii) seek exemplary damages and attorney’s fees.  The intervenors also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership.

On August 28, 2007, one of the intervenors in the Adcock case, Travelers Lloyds Insurance Company, filed a Notice of Nonsuit requesting the court to sign an order dismissing its claims, which seek approximately $367,627 of total damages, without prejudice.  The Court granted the Non-suit on September 12, 2007.

On September 25, 2007, the Texas Judicial Panel on Multidistrict Litigation granted Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc.’s Motion to Transfer Related Cases to Pretrial Court pursuant to Texas Rule of Judicial Administration 13.  The Panel transferred all pending cases (Adcock, Chisum, Hutchison, Villareal, Martinez, SPS, Burgess, identified above and Valenzuela, identified below) that assert claims against the Company and its subsidiaries related to wildfires beginning on March 12, 2006 to a single pretrial court for consideration of pretrial matters.  The Panel transferred all pending cases to the Honorable Paul Davis, retired judge of the 200th District Court of Travis County, Texas, as Cause No. D-1-GN-07-003353.  On October 19, 2007, the Court entered a Case Management Order setting deadlines for completion of discovery in January and February of 2008 and a hearing date for summary judgment motions on April 14, 2008.

On October 3, 2007, Firstbank Southwest, as Trustee for the John and Eddalee Haggard Trust (the “Trust”) filed a Petition in intervention as part of the Hutchison case.  The Trust claims that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The Trust (i) alleges negligence and trespass and (ii) seeks undisclosed damages, including, but not limited to, damages to land and certain remedial expenses.  In addition, the Trust seeks exemplary damages.

On December 19, 2007, the plaintiffs and intervenor in the Martinez case nonsuited their claims and refiled in the 348th Judicial District Court of Tarrant County, Texas as part of the Valenzuela case described below.

On December 18, 2007, the following lawsuit was filed in the 348th Judicial District Court of Tarrant County, Texas, Cause No. 348-227907-07, Norma Valenzuela, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“New Valenzuela”).  Six plaintiffs, including the two plaintiffs and intervenor from the nonsuited Martinez case, claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and (ii) seek undisclosed damages for the wrongful death of four relatives, Manuel Dominguez, Roberto Chavira, Gerardo Villarreal and Medardo Garcia, who they claim died as a result of the fire.  In addition, plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.   The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership.  Cano and its subsidiaries have answered the lawsuit and have transferred the case to the MDL proceeding in the 200th Judicial District Court of Travis County, Texas for pretrial purposes.  Cano and its subsidiaries have further requested that venue of the underlying case be transferred from Tarrant County, Texas to Roberts, Gray or Carson County, Texas for trial.

On January 10, 2008, Philip L. Fletcher intervened in the consolidated case in the 200th District Court of Travis County, Texas as part of the SPS case.  The intervenor (i) alleges negligence, trespass and nuisance and (ii) seeks damages, including, but not limited to, damages to his livestock, attorney’s fees and exemplary damages.  The intervenor also claims that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership.

On January 15, 2008, the Jones and McMordie Ranch Partnership intervened in the consolidated case in the 200th District Court of Travis County, Texas as part of the SPS case.  The intervenor (i) alleges negligence, trespass and nuisance and (ii) seeks exemplary damages.  The intervenor also claims that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership.

None of the above-mentioned cases are currently set for trial.  Due to the inherent risk of litigation, the outcome of these cases is uncertain and unpredictable; however, at this time, Cano management believes the suits are without merit and is vigorously defending itself and its subsidiaries.

Insurance Settlement

As discussed in our Form 10-K dated June 30, 2007, during February 2007, we received a $6,699,827 payment from Mid-Continent Casualty Company for policy limits totaling $6,000,000 and defense costs totaling $699,827. The $6,000,000 payment for policy limits, in accordance with the credit agreement (Note 2), have been placed in a controlled bank account and the use of the proceeds is specified to pay attorney’s fees, settlement amounts, other litigation expenses incurred to defend and/or settle the fire litigation, and for general corporate purposes. Specifically, we cannot use the proceeds to fund capital expenditures.  Accordingly, our consolidated balance sheets reflect the $6,000,000 as a liability under deferred litigation credit.  The restricted cash of $2.8 million at December 31, 2007, is $3.2 million lower than the restricted cash of $6.0 million at June 30, 2007 as we have used restricted cash to fund our litigation expenses and for general corporate purposes.

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

You should read the following discussion and analysis in conjunction with the consolidated financial statements of Cano and subsidiaries and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

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

Capital Development Update

For the 2008 Fiscal Year, our capital development budget is $78.0 million.  Of this amount, we have incurred $41.9 million, of which $39.8 million has been spent, for the six months ended December 31, 2007.  We have accelerated our capital development in the Panhandle waterflood and the Cato Field, and have increased our capital spending to drill eight additional wells and to handle the increased gas production from the Barnett Shale in our Desdemona Field during the quarter ended September 30, 2007.  The status and planned activity of our capital development for the 2008 Fiscal Year is summarized as follows:

        Panhandle Properties.     The drilling of the final contingent of 34 replacement waterflood wells was completed during the six months ended December 31, 2007. In total, we have drilled 70 replacement wells in the field, which represents the completion of the development patterns of the waterflood project. Water injection was initiated at the Cockrell Ranch Unit on July 5, 2007.  We have increased our water injection rates steadily since September 2007 to a current rate of 48,000 barrels of water per day (BWPD).  We have injected close to 3.0 million barrels of water into the Brown Dolomite formation.

We have completed injection plant and production facility installation in both Phase I and Phase II of the project.  This represents 54 injectors and 50 producers. Additionally, we expect to be operational by the end of February 2008 with the remaining injectors and producers in the final contingent of Phase III development.

We are seeing preliminary response from 26 producing wells as increased water inflow, gas cut and incremental gas rates are being reported. This is setting the stage for the waterflood response at the Cockrell Ranch Unit. Engineering calculations indicate that meaningful oil response is expected to occur after approximately .15 to .25 pore volumes (“PV”) of water has been injected.  Therefore, when 15% to 25% of the void space has been displaced with water, the flood fronts are expected to advance to a point where production response should be seen at the producing wells.

In the Phase I, or south area of the Cockrell Ranch, which has been under injection since July 2007, we have injected between 10% PV and 12% PV.  We are currently producing approximately 5,000 barrels of fluid per day with an increasing oil cut. This response is as anticipated and we expect oil cuts to increase over the near term as the flood front advances. In the NE area, or Phase II, we have injected over 1,000,000 barrels of water and have started to see increasing fluid levels and increased gas rates.  We expect the response to continue on a path similar to what is being experienced in the south area, or Phase I.

As part of the accelerated waterflood development, an additional 61 total wells are planned to be drilled at the Panhandle Field encompassing 36 wells at the waterflood expansion at the Harvey Unit and 25 wells to accelerate waterflood development at the Mobil-Fee Unit. The total 2008 Fiscal Year capital budget for the Panhandle Properties is $31 million.

       New Mexico Properties.    We completed the acquisition of the New Mexico Properties on March 30, 2007.  As mentioned previously, pursuant to the $25 million private placement sale as discussed in Note 10, the capital budget has been increased to $27.1 million for the New Mexico Properties.   We are focusing on a program of return-to-production and new well/infill drilling to develop the San Andres formation in these properties. To date, 10 wells have been drilled and completed in the Cato field.

1.               Return-to-Production (“RTP”): We have returned 40 existing wells to production since the acquisition.  We have increased production from 35 BOEPD to over 80 BOEPD due to the RTP program. We have a workover rig committed to the Tomahawk field, as we have seen RTP rates of 2-4 BOEPD from eight of these wells recently returned to production. Cano has approximately 10 more RTP candidates in Tomahawk Field and will then focus on the TomTom Field.

2.               New Well Drilling: We currently have two drilling rigs and three workover rigs working in the Cato field and we have drilled and completed ten wells in the Cato Field.  Two wells were 40-acre infill wells and had an initial production of approximately 5-8 BOEPD.  Eight wells were 20-acre infill wells and had an initial production of approximately 10-30 BOEPD. These wells are relatively shallow at 3,500 – 4,000 feet. Drilling and completion costs are estimated to range from $300,000 to $450,000 per well, depending on the number of zones completed and fracture stimulations.

3.               20-Acre Waterflood Development:  We plan to accelerate the waterflood development in two sections of the Cato Field by drilling the 20-acre infill wells. Our goal is to drill and complete all required wells by June 2008 and to commence waterflood facility construction and start waterflood operations during our fiscal year ended June 30, 2009.

       Desdemona Properties—Waterflood.    We received the final approval of our Phase I waterflood permit for the 640 acre G.E. Moore Lease from the Texas Railroad Commission on September 11, 2007.  Water injection commenced shortly thereafter and we have injected 700,000 barrels of water in total, into the Duke Sandstone reservoir via six injection wells.   We are seeing oil response at three producers with an increasing oil cut.  Since this is not a pattern waterflood, but a peripheral flood, the PV fill-up method is not as exact as the Panhandle Field for determining response profiles.  However, we expect meaningful increases in the number of responding wells and increased oil response by the second calendar quarter of 2008.

        Desdemona Properties—Barnett Shale.    Severe storms and flooding in the Desdemona Field in late June 2007 and early July 2007 curtailed our Barnett Shale production to one-half of the previous levels or roughly 100 BOEPD. For the quarter ended September 30, 2007, it is estimated that production was down by approximately 120 BOEPD. Equipment repairs and well re-works were completed in July and August 2007, and production was not restored to prior levels until late September.

In response to currently low natural gas prices, during October 2007, we elected to defer the drilling program in the Barnett Shale. Of the remaining capital amount of roughly $15.0 million committed to this program, roughly $5.0 million will be re-directed to the Cato Field and the remaining balance of $10.0 million could be committed to the Barnett Shale program once natural gas prices improve.

As anticipated, after we stopped our drilling program in the Barnett Shale, decline rates have been experienced in gas production.  For December 2007, we had average daily production rate of approximately 100 BOEPD.  We continue to supply the Desdemona Field waterflood with over 7,000 BWPD of produced water for injection from the Barnett Shale gas production.

        Nowata Properties.    Our tertiary recovery pilot project at the Nowata Field is operational.  The ASP pilot plant, associated equipment and supplies were installed and tested during August and September 2007.  We began injecting ASP chemicals during December 2007.  The plant had extended operational time through January 2008.  Response is anticipated in the second calendar quarter of 2008.

        Corsicana Properties.    We have drilled and completed 16 pattern replacement wells in order to reinstate a prior waterflood in this field. We received the required permits to inject water in June 2007. The waterflood was successfully re-instated in December 2007.  We achieved full injection of 4,000 BWPD and are monitoring initial flood results.  We expect to produce between 20-30 BOEPD during the first calendar quarter of 2008.  As we previously mentioned, we have been pleased with the remaining oil saturations in this field and coupled with the prior successful polymer pilot in this field in the 1980’s we believe this field is a prime ASP candidate. Once the waterflood response and laboratory results are analyzed, we anticipate evaluating an ASP Pilot in the field in calendar year 2008.

        Davenport Properties.    During the six months ended December 31, 2007, we have returned to production five injector wells and four producing wells as we progress toward optimizing the waterflood pattern.  As a direct result of this RTP activity, the production has increased to 70-80 BOEPD.

We have no major development activities planned for the Pantwist Properties during the 2008 Fiscal Year.

Liquidity and Capital Resources

As discussed in Note 2, our credit agreement was amended to increase our borrowing base from $44.0 million to $60.0 million.  At December 31, 2007, we had outstanding long-term debt of $42.0 million and the average interest rate was 6.90%.  The credit agreement is our only source of debt.

At December 31, 2007, our cash balance was $0.9 million.  For the six months ended December 31, 2007, we generated cash from operations of $7.5 million, which is a $4.6 million improvement as compared to the six months ended December 31, 2006.  The $4.6 million improvement is attributed to release of restrictions related to restricted cash and increased income from operations.  As discussed in Note 2, the amended credit agreement relaxes the restrictions of the $6.0 million of restricted cash to permit use for general corporate purposes, in addition to attorney’s fees, settlement amounts and other litigation expenses incurred to defend and or settle the fire litigation discussed in Note 11.  Specifically, we cannot use the restricted cash to fund capital expenditures.

As discussed in Note 10, on November 7, 2007, we received net proceeds of $23.4 million from the private placement issuance of 3.5 million shares of our common stock.  The net proceeds were initially used to pay down our long-term debt due under the credit agreement and have been and will subsequently be drawn down to fund our capital development program as previously discussed under “Capital Development Update” and for general corporate purposes.

We believe the combination of cash on hand, restricted cash, cash flow generated from operations, strong commodity prices, net proceeds from the November 7, 2007 private placement issuance, expected success of the capital development projects and available debt is sufficient to finance our operations, contractual obligations and capital expenditure program (as previously discussed in the section titled “Capital Development Update”) through June 30, 2008.  We expect to seek access to the capital markets for potential debt or equity issuances to finance the execution and acceleration of our capital development plan.

On December 28, 2007, the universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt and subordinated debt up to an aggregate amount of $150 million.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  We believe the universal shelf registration statement will enhance our financial flexibility and allow us to act more quickly when potential acquisition or other business opportunities might require us to access capital.  We have no immediate plans to utilize the universal shelf registration statement.

Commodity Derivatives Activities

As discussed in Note 3, pursuant to our credit agreement, we are required to enter into financial contracts to mitigate our exposure to commodity price risk associated with expected oil and natural gas production. We have purchased crude oil price floors that range from $55 - $60 per barrel through December 2010.  We have purchased natural gas price floors that range from $7.00 - $8.00 per Mcf through December 2010.  For the six months ended December 31, 2007, approximately 69% of our sales were subject to price floors.

During the six months ended December 31, 2007, we entered into financial contracts to sell crude oil price ceilings at $83 per barrel from August through December 2007, and $86 per barrel from January through June 2008.  For the six months ended December 31, 2007, approximately 35% of our sales were subject to price ceilings.

We entered into these short-term financial contracts to sell price ceilings in order to offset the costs of price floors we purchase to comply with our credit agreement which requires we are to maintain commodity derivatives to cover no less than 50% and no more than 80% of our production volumes attributable to proved producing reserves for three years.  Except for the price ceilings, we are entitled to 100% of our revenue receipts and, if crude oil and natural gas NYMEX prices are lower than the price floor, we will be reimbursed for the difference between the NYMEX price and floor price. If crude oil NYMEX prices are above the price ceiling, we have to pay the difference between the ceiling price and the NYMEX price.

Results of Operations

For the quarter ended December 31, 2007 (“current quarter”), we had a loss applicable to common stock of $1.6 million, which was $0.2 million higher as compared to the $1.4 million loss applicable to common stock incurred for the quarter ended December 31, 2006 (“prior year quarter”).  Increased revenues of $3.8 million were more than offset by higher operating expenses of $2.3 million, reduced valuation of commodity derivatives of $1.2 million, lower income from the realized gain (loss) on commodity derivatives of $0.3 million and lower income from discontinued operations of $0.1 million.

For the six months ended December 31, 2007 (“current six months”), we had a loss applicable to common stock of $2.8 million, which was $0.8 million higher as compared to the $2.0 million loss applicable to common stock incurred for the six months ended December 31, 2006 (“prior year six months”).  Positive factors, including increased revenues of $4.9 million and lower interest expense of $1.3 million, were more than offset by higher operating expenses of $3.4 million, reduced valuation of commodity derivatives of $2.2 million, lower income from the realized gain (loss) on commodity derivatives of $0.5 million, higher preferred stock dividends of $0.6 million and lower income from discontinued operations of $0.2 million.

These items will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter and six months ended December 31, 2007 and 2006.

	Quarter ended December 31,		Increase	Six months ended December 31,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating Revenues	$10,018,879	$6,157,932	$3,860,947	$18,740,044	$13,832,732	$4,907,312
Sales
• Crude Oil (MBbls)	67	64	3	136	134	2
• Natural Gas (MMcf)	365	308	57	716	638	78
• Total (MBOE)	128	115	13	256	241	15
Average Price
• Crude Oil ($/ Bbl)	$87.06	$58.40	$28.66	$79.73	$64.04	$15.69
• Natural Gas ($/ Mcf)	$11.15	$7.84	$3.31	$10.77	$8.21	$2.56

The current quarter operating revenues of $10.0 million represent an improvement of $3.8 million as compared to the prior year quarter of $6.2 million. The $3.8 million improvement is primarily attributable to higher prices received for crude oil and natural gas sales of $1.9 million and $1.2 million, respectively, and increased natural gas and crude oil sales of $0.5 million and $0.2 million, respectively.  The increased natural gas sales are primarily attributed to Barnett Shale natural gas production from our Desdemona Properties.  The increased crude oil sales are primarily attributed to production from the New Mexico Properties, as the prior year quarter did not have operating results from the New Mexico Properties since we acquired these properties during March 2007.

The current six months operating revenues of $18.7 million represent an improvement of $4.9 million as compared to the prior year six months of $13.8 million.  The $4.9 million improvement is primarily attributable to higher prices received for crude oil and natural gas sales of $2.1 million and $1.8 million, respectively, and increased natural gas and crude oil sales of $0.8 million and $0.2 million, respectively.  The increased natural gas and crude oil sales resulted from the same reasons as previously discussed for the current quarter.

Freezing weather during December adversely affected production and caused the Panhandle and Pantwist Properties to temporarily shut-in production for five days and the Davenport and Nowata Properties to temporarily shut-in production for ten days.  Overall, the freezing weather adversely impacted our total crude oil and natural gas sales volumes by approximately 190 net BOEPD for December 2007 (approximately 63 BOEPD for the current quarter).

The average price we received for crude oil sales is generally at or above market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.

Operating Expenses

For the current quarter, our total operating expenses were $8.9 million, or $2.3 million higher than the prior year quarter of $6.6 million. The $2.3 million increase is primarily attributed to higher general and administrative expenses of $1.1 million, increased lease operating expenses of $0.9 million, higher production and ad valorem taxes of $0.2 million, and depletion and depreciation expense of $0.1 million.

For the current six months, our total operating expenses were $17.5 million, or $3.4 million higher than the prior year six months of $14.1 million. The $3.4 million increase is primarily attributed to higher general and administrative expenses of $1.6 million, increased lease operating expenses of $1.2 million, higher production and ad valorem taxes of $0.3 million, higher depletion and depreciation expense of $0.2 million, and higher other expenses of $0.1 million.

Our lease operating expenses (“LOE”) consist of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities. For the current quarter, the LOE per BOE was $24.72 as compared to $19.62 per LOE for the prior year quarter.  The increase is due to higher LOE incurred primarily attributed to the weather related outages and non-recurring operating expense for the Desdemona Properties.  We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle.  We expect the LOE per BOE to decrease during the 2008 calendar year as production increases from the waterflood and EOR development activities we are implementing as discussed under the “Capital Development Update.”

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the current quarter, our G&A expenses totaled $3.8 million, which is $1.1 million higher than the prior year quarter of $2.7 million. The primary reasons for the $1.1 million increase were increased stock compensation expense of $0.9 million due to the issuance of restricted shares as discussed in Note 5 and issuance of stock options as discussed in Note 6, and higher legal expenses pertaining to the fire litigation as discussed in Note 11.  For the current six months, our G&A expenses totaled $7.4 million, which is $1.6 million higher than the prior year six months of $5.8 million.  The $1.6 million increase is attributed to higher stock compensation expense of $1.2 million and higher legal fees, as previously discussed.

For the current quarter and current six months, our depletion and depreciation expense increased by $0.1 million and $0.2 million, as compared to the respective prior year periods.  This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers.  For the current quarter, our depletion rate pertaining to our oil and gas properties was $7.43 per barrel of oil equivalent (“BOE”), as compared to prior year quarter of $6.97 per BOE.  For the current six months, our depletion rate was $7.38 per BOE as compared to $6.76 per BOE.  The current quarter and six months have higher depletion rates due to lower proved producing reserves for the Panhandle Properties, the acquisition of the New Mexico Properties and the depletion rate associated with the natural gas production from the Barnett Shale.

Interest Expense

The interest expense we incurred in the current quarter amounted to $0.3 million, as compared to $0.1 million for the prior year quarter.  For the current six months, our interest expense totaled $0.7 million, as compared to $2.0 million for the prior year six months.  The interest expense for the current quarter and current six months was impacted by $0.6 million and $1.1 million of interest cost that was capitalized to the waterflood and ASP projects as discussed under the “Capital Development Update.”  Therefore, our interest cost (including capitalized interest) for the current quarter and six months is $0.8 million and $1.8 million, respectively.  The current quarter interest cost of $0.9 million is $0.8 million higher than the prior year quarter of $0.1 million due to higher debt balances during the current quarter.  The current six months interest cost of $1.8 million is $0.2 million lower than the prior year six months of $2.0 million due to overall lower debt balances during the current six months as compared to prior year.

Unrealized Gain (Loss) on Commodity Derivatives

As discussed in Note 3, we have entered into financial contracts to set price floors for crude oil and natural gas, and to set price ceilings for crude oil.  For the current quarter, we recorded an unrealized loss of $1.8 million to reflect the fair value of the commodity derivatives as of December 31, 2007.  Our current quarter loss of $1.8 million is $1.1 million higher than the prior year quarter of an unrealized loss of $0.7 million.  For the current six months, the unrealized loss is $2.4 million, which is $2.2 million higher than the $0.2 unrealized loss recorded for the prior year six months.  By their nature, these commodity derivatives can be highly volatile to our earnings.  A ten percent change in these prices for our derivative instruments can impact earnings by approximately $0.1 million.

Realized Gain (Loss) on Commodity Derivatives

During the current six months and prior year six months, there were net settlements under our derivative agreements due to Cano amounting to $0.3 million and $0.8 million, respectively. The settlements were cumulative monthly payments received by Cano when the NYMEX natural gas price was lower than the $8.00 and $7.60 “floor natural gas prices,” as discussed in Note 3.  During the current quarter, Cano made payments totaling $0.2 million since the NYMEX crude oil price was higher than the $83 “ceiling crude oil price,” as discussed in Note 3.

Income Tax Benefit

For the current quarter, we recorded an income tax benefit of $0.4 million, which is comparable to the income tax benefit of $0.4 million during the prior year quarter.  During the current six months, we recorded an income tax benefit of $0.5 million, as compared to $0.6 million during the prior year six months.  The change is a direct result of the change in taxable income.

Preferred Stock Dividend

The preferred stock dividend for the current year quarter of $0.9 million is $0.1 million less than the prior year quarter of $1.0 million.  The lower preferred dividend is due to the conversion of preferred stock to common stock as discussed in Note 9.  The current year six months of $1.9 million is higher than the prior year six months of $1.2 million.  The current year six months amount represents a full six months.  The prior year six months is a smaller amount since it pertains to the period beginning September 6, 2006, the date of the preferred stock issuance.

Income (Loss) from Discontinued Operations

As discussed on our Form 10-K dated June 30, 2007, we had sold our interest in the Rich Valley Properties during June 2007.  The prior year quarter and prior year six months results of operations for Rich Valley have been reclassified as discontinued operations and are presented net of related income taxes.  During the current quarter, we had a loss of $0.1 million attributed to discontinued operations due to Oklahoma sales taxes.

New Accounting Pronouncements

On July 13, 2006, the FASB released FIN 48, which requires a company to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Any interest and penalties related to uncertain tax positions would be recorded as interest expense and general and administrative expense, respectively.  We adopted FIN 48 on July 1, 2007.  At the time of adoption and as of December 31, 2007, we determined the adoption of FIN 48 does not materially affect our operating results, financial position, or cash flows.  As of December 31, 2007, we have not recorded any accruals for uncertain tax positions.  We are not involved in any examinations by the Internal Revenue Service.  For Texas, Oklahoma and U.S. federal purposes, the review of our tax returns is open for the tax years of 2004, 2005 and 2006.  We have not yet filed our tax returns for 2007 tax year for Texas, Oklahoma, New Mexico and U.S. federal.

SFAS No. 157 was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the SFAS No. 157 will result in additional disclosure requirements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, which among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Notes 2 and 3 regarding the updates of our market risk for the quarter ended December 31, 2007.

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

During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

November 2007 Common Stock Sale

As described in Current Reports on Form 8-K filed on November 6, 2007 and November 13, 2007, on November 2, 2007, Cano entered into a Securities Purchase Agreement with 29 institutional investors and on November 7, 2007 issued 3,500,000 shares of common stock at a price of $7.15 per share for aggregate gross proceeds of $25,025,000.  The exact number of shares of common stock purchased by each investor is set forth in the Schedule of Buyers included in the Securities Purchase Agreement filed as Exhibit 10.1 with the Current Report on Form 8-K on November 6, 2007.  The offer and sale of common stock was made pursuant to Rule 506 promulgated pursuant to the Securities Act of 1933, as amended, since each of the Investors was an “accredited investor” as defined by Rule 501 promulgated pursuant to the Securities Act of 1933, as amended.

Preferred Stock Conversion and Warrants Exercised

As described in a Current Report on Form 8-K filed on October 22, 2007, on October 17, 2007, 1,878 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) of Cano were converted by Fort Mason Master, L.P. into 327,823 shares of Cano common stock and 122 shares of Preferred Stock were converted by Fort Mason Partners, L.P. into 21,296 shares of Cano common stock. Of the shares of Cano common stock issued, an aggregate of 347,826 shares were issued based on the $5.75 conversion price of the Preferred Stock and an aggregate of 1,293 shares were issued in lieu of the accrued but unpaid dividends from October 1, 2007 – October 17, 2007 pursuant to the terms of the Preferred Stock. The shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

As described in a Current Report on Form 8-K filed on December 7, 2007, on December 4, 2007, 1,878 shares of Preferred Stock of Cano were converted by Fort Mason Master, L.P. into 331,253 shares of Cano common stock and 122 shares of Preferred Stock were converted by Fort Mason Partners, L.P. into 21,519 shares of Cano common stock . Of the shares of Cano common stock issued, an aggregate of 347,826 shares were issued based on the $5.75 conversion price of the Preferred Stock and an aggregate of 4,946 shares were issued in lieu of the accrued but unpaid dividends from October 1, 2007 – December 4, 2007 pursuant to the terms of the Preferred Stock. The shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On January 8, 2008, 523 shares of Preferred Stock of Cano were converted by Truk Opportunity Fund, LLC into 91,116 shares of Cano common stock and 52 shares of Preferred Stock were converted by Truk International Fund, LP into 9,059 shares of Cano common stock. Of the shares of Cano common stock issued, an aggregate of 100,000 shares were issued based on the $5.75 conversion price of the Preferred Stock and an aggregate of 175 shares were issued in lieu of the accrued but unpaid dividends from January 1, 2008 – January 8, 2008 pursuant to the terms of the Preferred Stock. The shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Pursuant to a cashless exercise, OTA, LLC (i) on January 18, 2008, exercised warrants into 41,741 shares of Cano common stock and (ii) on January 22, 2008, exercised warrants into 40,660 shares of Cano common stock.  The warrant exercise price was $4.79 per share.  Since these were cashless exercises, the shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

We submitted a proxy statement to the Company’s stockholders as of the record date, October 29, 2007.  The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on December 12, 2007.  There were 33,482,217 shares of common stock entitled to vote at the meeting and 47,116 shares of our Series D Convertible Preferred Stock entitled to vote at the meeting, on an as converted basis into 8,990,395 shares of common stock.  For all items there were 42,472,612 shares entitled to vote at the meeting.  For the election of the Board of Directors, the results were as follows:

Nominee	Votes For	Votes Withheld
S. Jeffrey Johnson (1)	22,580,242	341,041
Gerald W. Haddock (1)	22,580,592	340,691
Randall Boyd (1)	22,482,879	438,404
Robert L. Gaudin (1)	22,475,935	445,348
Donald W. Niemiec (1)	22,583,205	338,078
William O. Powell III (1)	22,574,632	346,651
David W. Wehlmann	22,580,625	340,658

(1) Incumbent

For the ratification of Hein & Associates LLP as Cano’s independent registered public accounting firm for the year ended June 30, 2008, the results were as follows:

Votes For	Votes Against	Votes Abstained
22,793,571	70,920	56,791

 Item 6. Exhibits.

Exhibit Number	Description
3.1	First Amended and Restated Bylaws, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on December 7, 2007.
3.2	Articles of Incorporation of Square One Energy, Inc., incorporated by reference from Exhibit 3.9 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.3	Bylaws of Square One Energy, Inc., incorporated by reference from Exhibit 3.10 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.4	Certificate of Incorporation of Ladder Companies, Inc., incorporated by reference from Exhibit 3.11 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.5	Bylaws of Ladder Companies, Inc., incorporated by reference from Exhibit 3.12 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.6	Articles of Incorporation of W.O. Energy of Nevada, Inc., incorporated by reference from Exhibit 3.13 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.7	Bylaws of W.O. Energy of Nevada, Inc., incorporated by reference from Exhibit 3.14 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.8	Articles of Incorporation of WO Energy, Inc., incorporated by reference from Exhibit 3.15 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.9	Bylaws of WO Energy, Inc., incorporated by reference from Exhibit 3.16 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.10	Certificate of Formation of Pantwist, LLC, incorporated by reference from Exhibit 3.17 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.11	Company Agreement of Pantwist, LLC, incorporated by reference from Exhibit 3.18 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.12	Certificate of Formation of Cano Petro of New Mexico, Inc., incorporated by reference from Exhibit 3.19 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.13	Bylaws of Cano Petro of New Mexico, Inc., incorporated by reference from Exhibit 3.20 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.14	Certificate of Limited Partnership of W.O. Operating Company, Ltd., incorporated by reference from Exhibit 3.21 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.15	Agreement of Limited Partnership of W.O. Operating Company, Ltd., incorporated by reference from Exhibit 3.22 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.16	Certificate of Limited Partnership of W.O. Production Company, Ltd., incorporated by reference from Exhibit 3.23 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
3.17	Agreement of Limited Partnership of W.O. Production Company, Ltd., incorporated by reference from Exhibit 3.24 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
4.1

Registration Rights Agreement dated November 2, 2007 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on November 6, 2007.

4.2	Form of Common Stock Certificate, incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
10.1

Securities Purchase Agreement dated November 2, 2007 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on November 6, 2007.

10.2

Sponsorship Agreement dated December 5, 2007 by and between Cano Petroleum, Inc. and R.C. Boyd Enterprises, LLC., incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)

10.3*

Amendment No. 8 and Agreement dated as of January 16, 2008 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender and Natixis.

10.4*	Amendment dated January 2, 2008 to Stock Option Agreement of Donnie D. Dent dated December 13, 2005.
10.5*	Amendment dated January 2, 2008 to Stock Option Agreement of Donnie D. Dent dated December 28, 2006.
10.6*	Board of Directors Compensation effective January 1, 2008.
12.1	Ratio of Earnings to Fixed Charges, incorporated by reference from Exhibit 12.1 to the Registration Statement on Form S-3 (No. 333-148053 filed on December 13, 2007.)
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a or Rule 15d-14(a of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a or Rule 15d-14(a of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)
32.1*

Certification by Chief Executive Officer, required by Rule 13a-14(b or Rule 15d-14(b of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2*

Certification by Chief Financial Officer, required by Rule 13a-14(b or Rule 15d-14(b of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.)

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: February 8, 2008	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: February 8, 2008	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and ChiefFinancial Officer

Date: February 8, 2008	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer