Form 10-Q
period 2008-03-31
CANO PETROLEUM, INC
filed 2008-05-08
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(817) 698-0900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  38,689,015 shares of common stock, $.0001 par value per share, as of May 7, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
In Thousands, Except Shares and Per Share Amounts	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$498	$2,119
Accounts receivable	4,140	4,081
Prepaid expenses	475	309
Derivative assets	—	810
Inventory and other current assets	395	293
Total current assets	5,508	7,612

Oil and gas properties, successful efforts method	258,809	189,843
Less accumulated depletion and depreciation	(8,890)	(6,202)
Net oil and gas properties	249,919	183,641

Fixed assets and other, net	1,532	1,548
Restricted cash (Notes 2, 10)	—	6,000
Derivative assets	359	1,882
Goodwill	786	786
TOTAL ASSETS	$258,104	$201,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,836	$7,509
Oil and gas sales payable	1,603	1,346
Accrued liabilities	1,205	1,421
Derivative liability	1,734	—
Other current liabilities	564	714
Total current liabilities	17,942	10,990
Long-term liabilities
Long-term debt (Note 2)	55,204	33,500
Asset retirement obligations	2,233	2,151
Deferred litigation credit (Note 10)	6,000	6,000
Derivative liability	975	—
Deferred tax liability	31,235	32,371
Total liabilities	113,589	85,012

Temporary equity
Series D convertible preferred stock and paid-in-kind dividend; par value $.0001 per share, stated value $1,000 per share; 49,116 authorized and 44,541 shares issued; liquidation preference of $47,886,806 and $50,862,925, respectively	44,620	47,596

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 39,957,309 and 38,689,015 shares issued and outstanding at March 31, 2008, respectively; and 33,956,392 and 32,688,098 shares issued and outstanding at June 30, 2007, respectively	4	3
Additional paid-in capital	121,022	85,239
Accumulated deficit	(20,560)	(15,810)
Treasury stock, at cost; 1,268,294 shares held in escrow	(571)	(571)
Total stockholders’ equity	99,895	68,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,104	$201,469

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In Thousands, Except Per Share Data	2008	2007	2008	2007
Operating Revenues:
Crude oil sales	$7,384	$3,412	$18,253	$12,006
Natural gas sales	4,192	2,471	11,905	7,710
Other revenue	79	—	238	—
Crude oil and natural gas sales	11,655	5,883	30,396	19,716

Operating Expenses:
Lease operating	4,103	2,884	10,390	7,940
Production and ad valorem taxes	859	560	2,313	1,735
General and administrative	3,340	2,965	10,725	8,751
Depletion and depreciation	1,277	1,062	3,672	3,169
Total operating expenses	9,579	7,471	27,100	21,595

Income (loss) from operations	2,076	(1,588)	3,296	(1,879)

Other income (expenses):
Interest expense	(126)	(286)	(637)	(2,160)
Unrealized loss on commodity derivatives	(3,243)	(1,633)	(5,605)	(1,790)
Realized gain (loss) on commodity derivatives	(328)	107	(69)	858
Total other income (expenses)	(3,697)	(1,812)	(6,311)	(3,092)

Loss from continuing operations before income taxes	(1,621)	(3,400)	(3,015)	(4,971)

Income tax benefit	571	1,149	1,046	1,746

Loss from continuing operations	(1,050)	(2,251)	(1,969)	(3,225)

Income (loss) from discontinued operations, net of related taxes	—	60	(49)	220

Net loss	(1,050)	(2,191)	(2,018)	(3,005)

Preferred stock dividend	877	967	2,732	2,203

Net loss applicable to common stock	$(1,927)	$(3,158)	$(4,750)	$(5,208)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.05)	$(0.10)	$(0.14)	$(0.18)
Discontinued operations	—	—	—	0.01
Net loss per share - basic and diluted	$(0.05)	$(0.10)	$(0.14)	$(0.17)

Weighted average common shares outstanding
Basic and diluted	37,370	32,168	35,029	30,034

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY

JULY 1, 2007 THROUGH MARCH 31, 2008

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2007	33,956,392	$3	$85,239	$(15,810)	1,268,294	$(571)	$68,861

Issuance of restricted stock	395,000	—	—	—	—	—	—

Stock based compensation expense	—	—	2,115	—	—	—	2,115

Net proceeds from issuance of common shares from private placement and other	3,575,000	1	23,899	—	—	—	23,900

Net proceeds from issuance of common shares for warrants exercised	1,228,851	—	5,194	—	—	—	5,194

Common stock issued for preferred stock conversion	802,066	—	4,575	—	—	—	4,575

Preferred stock dividend	—	—	—	(2,732)	—	—	(2,732)

Net loss	—	—	—	(2,018)	—	—	(2,018)

Balance at March 31, 2008	39,957,309	$4	$121,022	$(20,560)	1,268,294	$(571)	$99,895

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
In Thousands	2008	2007
Cash flow from operating activities:
Net loss	$(2,018)	$(3,004)
Adjustments needed to reconcile net loss to net cash provided by operating activities:
Unrealized loss on commodity derivatives	5,605	1,790
Depletion and depreciation	3,672	3,300
Stock based compensation expense	2,115	615
Deferred income tax benefit	(1,136)	(1,622)
Amortization of debt issuance costs and prepaid expenses	970	1,833
Changes in assets and liabilities relating to operations:
Restricted cash	6,000	(6,000)
Accounts receivable	(59)	210
Derivative assets	(291)	(1,218)
Prepaid assets	(923)	(1,522)
Inventory	(102)	(89)
Accounts payable	(467)	566
Oil and gas sales payable	257	(517)
Accrued liabilities	(216)	413
Other current liabilities	(169)	(167)
Deferred litigation liability	—	6,000
Other current assets	—	541
Net cash provided by operating activities	13,238	1,129
Cash flow from investing activities:
Additions to oil and gas properties	(66,725)	(21,878)
Acquisition of New Mexico oil and gas properties	—	(6,214)
Additions to fixed assets and other	(174)	(668)
Sale of equipment used in oil and gas producing activities	3,000	—
Acquisition of additional Davenport revenue interest	—	(133)
Net cash used in investing activities	(63,899)	(28,893)
Cash flow from financing activities:
Paydown long-term debt	—	(68,750)
Payment of debt issuance cost	(487)	—
Proceeds from borrowings of long-term debt	22,000	21,500
Payment of preferred stock dividends	(1,567)	(989)
Proceeds from issuance of preferred stock, net	—	45,851
Proceeds from issuance of common stock and warrants, net	29,094	29,626
Net cash provided by financing activities	49,040	27,238
Net decrease in cash and cash equivalents	(1,621)	(526)
Cash and cash equivalents at beginning of period	2,119	645
Cash and cash equivalents at end of period	$498	$119
Supplemental disclosure of noncash transactions:
Payment of preferred stock dividends in kind	$1,599	$1,214
Common stock issued for preferred stock conversion	4,575	—
Common stock issued for acquisition of oil and gas properties	$—	$1,854
Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2,550	$2,581

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

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a company to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be recorded as interest expense and general and administrative expense, respectively. We adopted FIN 48 on July 1, 2007. At the time of adoption and as of March 31, 2008, we determined the adoption of FIN 48 does not materially affect our operating results, financial position, or cash flows. As of March 31, 2008, we have not recorded any accruals for uncertain tax positions. We are not involved in any examinations by the Internal Revenue Service. For Texas, Oklahoma, New Mexico and U.S. federal purposes, the review of our tax returns is open for the tax years of 2004 through 2007.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

2.     LONG-TERM DEBT

At March 31, 2008, the outstanding long-term debt was $55.5 million, which consisted of $40.5 million under the senior credit agreement and $15.0 million under the subordinated credit agreement.  Both agreements are discussed in greater detail below.  At March 31, 2008, the average interest rate for the two agreements was 5.73%, consisting of 4.70% for the senior credit agreement and 8.51% for the subordinated credit agreement.  The interest expense for the current quarter and current nine months was reduced by $0.6 million and $1.7 million, respectively, of interest cost that was capitalized to the waterflood projects at our Panhandle, Desdemona and Corsicana Properties and to our alkaline-surfactant-polymer project at the Nowata Properties.

At June 30, 2007, the outstanding amount of debt due under the senior credit agreement was $33.5 million and we were in compliance with the debt covenants under the senior credit agreement. At March 31, 2008, we were in compliance with the debt covenants of both credit agreements.

Subordinated Credit Agreement

On March 17, 2008, we entered into a $25.0 million subordinated credit agreement with UnionBanCal Equities, Inc. (“UBE”) as the administrative agent.  The initial amount available for borrowing was $15 million which was drawn on March 18, 2008 and used to reduce the outstanding amount under the $100 million senior credit agreement with Union Bank of California, N.A. as the administrative agent and as issuing lender.  Pursuant to the terms of the subordinated credit agreement, we may request additional borrowings of up to $10 million with the lenders determining in their own discretion whether to permit such additional borrowings.  Any additional borrowings must be used to reduce the outstanding amount under the senior credit agreement.

At our option, interest is either (i) the prime rate plus the applicable margin of (a) 4.75% if the consolidated Debt (as defined in the subordinated credit agreement) to consolidated EBITDA (as defined in the subordinated credit agreement) ratio is less than or equal to 4.00 to 1.00 or (b) 5% if the consolidated Debt to consolidated EBITDA ratio is greater than 4.00 to 1.00 or (ii) the LIBOR rate plus the applicable margin of (a) 5.75% if the consolidated Debt to consolidated EBITDA ratio is less than or equal to 4.00 to 1.00 or (b) 6% if the consolidated Debt to consolidated EBITDA ratio is greater than 4.00 to 1.00.  At March 31, 2008, the interest rate was 8.51% based on LIBOR plus 5.75%.  If the interest rate is based on the prime rate, interest payments are due quarterly, and if the interest rate is based on the LIBOR rate, interest payments are due every three months.

Unless specific events of default occur, the maturity date is March 17, 2011, subject to our right to request up to two extensions of one year each with the lenders determining in their own discretion whether to permit such extensions.  Specific events of default which could cause all outstanding principal and accrued interest to be accelerated, include, but are not limited to, payment defaults, breaches of representations and warranties and covenants by us, certain cross-defaults, insolvency, a Change in Control or a Material Adverse Change (as both terms are defined in the subordinated credit agreement).

The subordinated credit agreement contains certain negative covenants for us including, but not limited to, covenants, subject to certain exceptions, against the following: (i) incurring additional liens, (ii) incurring additional debt; (iii) merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property, (iv) making certain payments, including cash dividends to our common stockholders, (v) making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interest in any person or oil and gas properties or activities related to oil and gas properties unless (a) with regard to new oil and gas properties, such properties are mortgaged to UBE as administrative agent, or (b) with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement or mortgage in favor of UBE, as administrative agent, and (vi) entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions.

We must also meet certain financial ratios.  The ratio of Current Assets to Current Liabilities (as both terms are defined in the subordinated credit agreement) must not be less than 1.00 to 1.00 for each fiscal quarter.  The ratio of consolidated Debt to consolidated EBITDA must not be greater (i) for the quarter ending on March 31, 2008, 5.50 to 1.00 and (ii) for all subsequent quarters, 5.00 to 1.00.  The ratio of consolidated EBITDA for the previous four fiscal quarters to Interest Expense (as defined in the subordinated credit agreement) for the previous four fiscal quarters must not be less than 1.50 to 1.00.  At any time, the ratio of Total Present Value (as defined in the subordinated credit agreement) to consolidated Debt must not be less than 1.50 to 1.00.

In addition, we are required to maintain the current hedges as summarized in Note 3 until their stated maturity and, unless otherwise agreed to by the lenders, we are required to maintain hedges covering at least 50% and no greater than 85% of the production volumes attributable to proved, producing reserves for at least three years and as of the end of each six month period ending thereafter at a minimum price floor as set by the lenders.

Eight of our subsidiaries are guarantors under the subordinated credit agreement.  We and eight of our subsidiaries executed mortgages covering all of the oil and gas properties owned by us and the eight subsidiaries and security agreements covering substantially all assets owned by us and the eight subsidiaries.  In addition, we and certain subsidiaries executed pledge agreements covering our and such subsidiaries’ ownership interests in the eight subsidiaries.

Senior Credit Agreement

At March 31, 2008, the amount outstanding due under the senior credit agreement is $40.5 million out of a $60 million borrowing base.  At March 31, 2008, the average interest rate was 4.70%.  On September 7, 2007, we entered into Amendment No. 7 to the credit agreement, which provides for (i) an increase to our borrowing base from $44.0 million to $60.0 million; (ii) permits us to use $6.0 million of the previously received insurance proceeds for general corporate purposes (as more fully discussed in Note 10); and (iii) provides that the leverage ratio (a) at the end of each fiscal quarter ending prior to June 30, 2008 shall not be greater than 5.00 to 1.00; (b) at the end of each fiscal quarter ending on or after June 30, 2008 but prior to December 31, 2008 shall not be greater than 4.50 to 1.00; and (c) at the end of each fiscal quarter ending on or after December 31, 2008 shall not be greater than 4.00 to 1.00 and for the purposes of calculating the leverage ratio, the definition of “consolidated Debt” shall not include “Debt” outstanding under preferred stock.

3.              COMMODITY DERIVATIVES

Pursuant to our credit agreements discussed in Note 2, we are required to enter into commodity derivative contracts to mitigate price risk on at least 50% and no greater than 85% of our crude oil and natural gas production volumes attributable to proved, producing reserves for at least three years as of the end of each six month period ending thereafter at a minimum price floor as set by the lenders.  As a direct result of the subordinated credit agreement, we entered into the “costless collars” financial contracts with Union Bank of California, N.A. as follows:

	Floor	Ceiling	Barrels	Floor	Ceiling	Mcf	Barrels of Equivalent
Time Period	Oil Price	Oil Price	Per Day	Gas Price	Gas Price	per Day	Oil per Day
4/1/08 - 12/31/08	$80.00	$117.50	367	$7.75	$11.40	1,867	678
1/1/09 - 12/31/09	$80.00	$110.90	367	$7.75	$10.60	1,667	644
1/1/10 - 12/31/10	$80.00	$108.20	333	$7.75	$9.85	1,567	594
1/1/11 - 3/31/11	$80.00	$107.30	333	$7.75	$11.60	1,467	578

4/1/08 - 12/31/08	$85.00	$110.60	267	$8.00	$10.90	1,233	472
1/1/09 - 12/31/09	$85.00	$104.40	233	$8.00	$10.15	1,133	422
1/1/10 - 12/31/10	$85.00	$101.50	233	$8.00	$9.40	1,033	406
1/1/11 - 3/31/11	$85.00	$100.50	200	$8.00	$11.05	967	361

Prior to obtaining the subordinated debt, our financial contracts consisted of purchasing price floors. In order to offset the costs of the price floors, we had entered into short-term financial contracts to sell price ceilings. As of March 31, 2008, these financial contracts are summarized in the table below.

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

The total volumes covered by the “costless collars” and the price floors / price ceilings detailed in the above tables is greater than 85% of our crude oil and natural gas production volumes attributable to proved, producing reserves for at least three years.  The lenders under our senior and subordinated credit agreements have approved all commodity derivative contracts.

During the quarters and nine months ended March 31, 2008 and 2007, there were settlements under our commodity derivatives due to us and paid by us with our counterparty that are summarized as follows:

	Quarter ended March 31,		Nine Months ended March 31,
Amounts in thousands	2008	2007	2008	2007
Settlements received	$31	$107	$504	$858
Settlements paid	(359)	—	(573)	—
Realized gain (loss) on commodity derivatives	$(328)	$107	$(69)	$858

The settlements received by us were cumulative monthly payments due to us since the NYMEX natural gas price was lower than the “floor natural gas prices” ranging between $7.50 and $8.00. The cash flows relating to the derivative instruments are reflected in operating activities on our consolidated statements of cash flows. At March 31, 2008, we had no amounts due from our counterparty.

The settlements paid by us were cumulative monthly payments we made to our counterparty since the NYMEX crude oil price was higher than the “ceiling crude oil prices” of $83 and $86. The cash flows relating to the derivative instruments are reflected in operating activities on our consolidated statements of cash flows. At March 31, 2008, we had amounts payable to our counterparty of $272,000 included in accounts payable on our consolidated balance sheet.

We computed our mark-to-market valuations used for our commodity derivatives based on assumptions regarding forward prices, volatility and the time value of money. We compared our valuations to our counterparties’ valuations to further validate our mark-to-market valuations. During the quarters ended March 31, 2008 and 2007, we recognized unrealized loss on commodity derivatives in our consolidated statements of operations amounting to $3.2 million and $1.6 million, respectively.  Of the $3.2 million amount for the quarter ended March 31, 2008, $2.7 million pertained to the costless collars, which did not require any initial cash outlay and does not involve future cash outlay unless the NYMEX crude oil and natural gas prices exceed the ceiling prices as specified in the table above.  During the nine months ended March 31, 2008 and 2007, we had recognized unrealized loss on commodity derivatives of $5.6 million and $1.8 million, respectively.

4.     DEFERRED COMPENSATION

A summary of non-vested restricted shares issued to key employees pursuant to our 2005 Long-Term Incentive Plan for the nine months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value ($000s)
Outstanding at June 30, 2007	95,000	$5.59	$531
Shares granted on July 2, 2007	395,000	$5.84	$2,307
Shares vested	(25,000)	$5.50	(138)
Outstanding and Non-Vested at March 31, 2008	465,000	$5.81	$2,700

On July 2, 2007, we granted our executive officers restricted stock totaling 395,000 shares with the restrictions on transfer lapsing for one-third of the shares on the first, second and third anniversaries of July 2, 2007.

The other restricted share grants will vest to the individual employees based on future years of service ranging from one to three years depending on the life of the award agreement. The fair value is based on our actual stock price on the date of grant multiplied by the number of restricted shares granted.

For the quarters ended March 31, 2008 and 2007, we have expensed $0.4 million and $0.1 million, respectively, to stock compensation expense based on amortizing the fair value over the requisite service period. For the nine months ended March 31, 2008 and 2007, we have expensed $1.0 million and $0.2 million, respectively, to stock compensation expense.

5.              STOCK OPTIONS

On September 11, 2007, under the 2005 Long-Term Incentive Plan (“LTIP”), we granted 10,000 total options to an employee. The exercise price is $5.95 per share. The options vest on September 11, 2010 if this individual is still an employee on September 11, 2010.

On November 30, 2007, under the 2005 LTIP, we granted 35,241 total options to certain employees. The exercise price is $7.47 per share. The options vest on November 30, 2010 if the applicable individuals are still employed on November 30, 2010.

On December 12, 2007, under the 2005 LTIP, we granted 150,000 total options to our six non-employee directors (25,000 options to each director). The exercise price is $7.25 per share. The options vested on December 12, 2007.

On February 19, 2008, under the 2005 Long-Term Incentive Plan (“LTIP”), we granted 203,700 total options to various employees. The exercise price is $5.75 per share. 113,700 options vest on February 19, 2011 if the applicable individuals are still employed on February 19, 2011.  The remaining 90,000 options vest annually in one-third increments on the first, second and third anniversaries of February 19, 2008 if the applicable individuals are still employed on such dates.

A summary of options for the nine months ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value($000s)
Outstanding at June 30, 2007	801,513	$5.29
Options granted	398,941	6.46
Options forfeited or expired	(4,700)	7.47
Options exercised	(75,000)	5.28
Outstanding at March 31, 2008	1,120,754	$5.70	$62
Exercisable at March 31, 2008	561,803	$5.75	$62

The fair values of options granted during the nine months ended March 31, 2008, along with the factors used to calculate the fair values of those options are summarized in the table below:

No. of options	398,941
Risk free interest rate	2.93 - 4.07%
Expected life	5 years
Expected volatility	49.1 – 49.7%
Expected dividend yield	0%
Weighted average grant date fair value—exercise prices equal to market value on grant date	$3.04

For the nine months ended March 31, 2008, 75,000 options were exercised for cash totaling $396,000 and we issued full amount of shares from new shares.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For the quarters ended March 31, 2008 and 2007, we had recorded a charge to stock compensation expense of $0.1 million and $0.2 million, respectively, for the estimated fair value of the options granted to our directors and employees.  For the nine months ended March 31, 2008 and 2007, we had recorded a charge to stock compensation expense of $1.1 million and $0.4 million, respectively, for the estimated fair value of the options granted to our directors and employees.

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

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	March 31,
	2008	2007
Stock options	1,120,754	819,185
Warrants	—	1,646,061
Preferred stock	7,746,261	8,541,913
PIK dividends	581,879	211,124
Non-vested restricted shares	465,000	115,000

The shares of common stock underlying the stock options, warrants, the preferred stock, PIK dividends and the restricted shares, as shown in the preceding table, are not included in weighted average shares outstanding for the three and nine months ended March 31, 2008 and 2007 as their effects would be anti-dilutive.

7.              RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated December 16, 2004, as amended, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (the “Honey Hole Production”). For the quarters ended March 31, 2008 and 2007, we paid an aggregate of $37,500 to R.C. Boyd Enterprises during both quarters.  For the nine month periods ended March 31, 2008 and 2007, we paid an aggregate of $112,500 to R.C. Boyd Enterprises during both periods.

Pursuant to a new agreement dated as of December 5, 2007, after December 31, 2008, we will no longer be a Honey Hole Production sponsor.  Our remaining commitment from April 1, 2008 to December 31, 2008 is $112,500 ($37,500 per quarter).  We are entitled to receive two thirty second commercials during all broadcasts of the Honey Hole Production and receive opening and closing credits on each episode. As part of our sponsorship, we are able to provide fishing and outdoor opportunities for children with cancer, children from abusive family situations and military veterans. Randall Boyd, one of our current directors, is the sole shareholder of R.C. Boyd Enterprises.

8.              PREFERRED STOCK CONVERSION

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

9.              COMMON STOCK ISSUANCE

Private Placement

On November 7, 2007, we sold in a private placement 3.5 million shares of our common stock at $7.15 per share for gross proceeds of $25.0 million.  Net proceeds were $23.4 million after deducting issuance costs of $1.6 million. The net proceeds were initially used to pay down our long-term debt due under the credit agreement and have been drawn down to fund our capital development program and general corporate purposes.

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

Warrants

As discussed in our Form 10-K dated June 30, 2007, we had outstanding warrants totaling 1,646,061 common shares at an exercise price of $4.79 per share that were to expire on March 6, 2008.  During the quarter ended March 31, 2008, the warrants were exercised as follows:

•                  1,084,345 warrants were cash exercises for which we received $5.2 million for the issuance of 1,084,345 common shares.

•                  561,291 warrants were cashless exercises for the issuance of 144,506 common shares.

•                  425 warrants were not exercised.

As of March 31, 2008, we no longer have any outstanding warrants.

10.       COMMITMENTS AND CONTINGENCIES

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

On July 3, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Cause No. 1928, Rebecca Lee Martinez, et al v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Martinez”).  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and (ii) seek undisclosed damages for the wrongful death of two relatives, Gerardo Villarreal and Medardo Garcia, who they claim died as a result of the fire.  On August 6, 2006, an additional heir of Medardo Garcia intervened in this case alleging similar claims and seeking similar relief.

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Cause No. 34,423, Yolanda Villareal, Individually and on behalf of the Estate of Gerardo Villareal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Villareal”).  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and (ii) seek undisclosed damages, including exemplary damages, for the wrongful death of Gerardo Villarreal who they claim died as a result of the fire.  The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable under vicarious liability theories.  On August 22, 2006, relatives of Roberto Chavira intervened in the case alleging similar claims and seeking similar relief regarding the death of Roberto Chavira.

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

On May 15, 2007, William L. Arrington, William M. Arrington and Mark and Le’Ann Mitchell intervened in the SPS case.  The intervenors (i) allege negligence, res ipsa loquitor, nuisance, and trespass and (ii) seek damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling approximately $201,280.  In addition, the intervenors seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.  The intervenors also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership.

On August 28, 2007, one of the intervenors in the Adcock case, Travelers Lloyds Insurance Company, filed a Notice of Nonsuit requesting the court to sign an order dismissing its claims, which seek approximately $367,627 of total damages, without prejudice.  The Court granted the Non-suit on September 12, 2007.

On September 25, 2007, the Texas Judicial Panel on Multidistrict Litigation granted Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc.’s Motion to Transfer Related Cases to Pretrial Court pursuant to Texas Rule of Judicial Administration 13.  The Panel transferred all pending cases (Adcock, Chisum, Hutchison, Villareal, Martinez, SPS, Burgess, identified above and Valenzuela, Abraham Equine, Pfeffer, Ayers identified below) that assert claims against the Company and its subsidiaries related to wildfires beginning on March 12, 2006 to a single pretrial court for consideration of pretrial matters.  The Panel transferred all pending cases to the Honorable Paul Davis, retired judge of the 200th District Court of Travis County, Texas, as Cause No. D-1-GN-07-003353.

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

On December 18, 2007, the following lawsuit was filed in the 348th Judicial District Court of Tarrant County, Texas, Cause No. 348-227907-07, Norma Valenzuela, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Valenzuela”).  Six plaintiffs, including the two plaintiffs and intervenor from the nonsuited Martinez case, claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.  The plaintiffs (i) allege negligence and (ii) seek undisclosed damages for the wrongful death of four relatives, Manuel Dominguez, Roberto Chavira, Gerardo Villarreal and Medardo Garcia, who they claim died as a result of the fire.  In addition, plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages.   The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership.  Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the MDL Case in the 200th Judicial District Court of Travis County, Texas.

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

On February 11, 2008, the following lawsuit was filed in the 48th Judicial District Court of Tarrant County, Texas, Cause No. 048-228763-08, Abraham Equine, Inc. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Abraham Equine”).  The plaintiff claims that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County.  The plaintiff (i) alleges negligence, trespass and nuisance and (ii) seeks damages, including, but not limited to, damages to its land, livestock and lost profits.  In addition, the plaintiff seeks (i) reimbursement for its attorney’s fees and (ii) exemplary damages.  The plaintiff also claims that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership.  Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the MDL Case in the 200th Judicial District Court of Travis County, Texas.

On March 10, 2008, the following lawsuit was filed in the 352nd Judicial District Court of Tarrant County, Texas, Cause No. 352-229256-08, Gary Pfeffer v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Pfeffer”).  The plaintiff claims that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County.  The plaintiff (i) alleges negligence, trespass and nuisance, (ii) seeks undisclosed damages for the wrongful death of his father, Bill W. Pfeffer, who he claims died as a result of the fire and (iii) seeks undisclosed damages, including, but not limited to, damages to his parents’ home and property.  In addition, the plaintiff seeks exemplary damages.  The plaintiff also claims that Cano and its subsidiaries are jointly and severally liable as a general partnership or de facto partnership.  Cano and its subsidiaries filed a Motion to Transfer Venue and a Notice of Tag Along transferring the case to the MDL Case in the 200th Judicial District Court of Travis County, Texas.

On March 11, 2008, the following lawsuit was filed in the 141st Judicial District Court of Tarrant County, Texas, Cause No. 141-229281-08, Pamela Ayers, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Ayers”).  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County.  The plaintiffs (i) allege negligence and (ii) seek undisclosed damages for the wrongful death of their mother, Kathy Ryan, who they claim died as a result of the fire.  In addition, the plaintiffs seek exemplary damages.  The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or general partnership or de facto partnership.  Cano and its subsidiaries filed a Motion to Transfer Venue and a Notice of Tag Along transferring the case to the MDL Case in the 200th Judicial District Court of Travis County, Texas.

On March 12, 2008, the following lawsuit was filed in the 17th Judicial District Court of Tarrant County, Texas, Cause No. 017-229316-08, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Travelers”).  The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County.  The plaintiffs (i) allege negligence, res ipsa loquitor, and trespass and (ii) claim they are subrogated to the rights of their insureds for damages to their buildings and building contents totaling $447,764.60.  The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or general partnership or de facto partnership.

None of the above-mentioned cases are currently set for trial.  Due to the inherent risk of litigation, the outcome of these cases is uncertain and unpredictable; however, at this time, Cano management believes the suits are without merit and is vigorously defending itself and its subsidiaries.

Insurance Settlement

As discussed in our Form 10-K dated June 30, 2007, during February 2007, we received a $6,699,827 payment from Mid-Continent Casualty Company for policy limits totaling $6,000,000 and defense costs totaling $699,827. The $6,000,000 payment for policy limits, in accordance with the senior credit agreement (Note 2), have been placed in a controlled bank account and the use of the proceeds is specified to pay attorney’s fees, settlement amounts, other litigation expenses incurred to defend and/or settle the fire litigation, and for general corporate purposes. Specifically, we cannot use the proceeds to fund capital expenditures.  Accordingly, our consolidated balance sheets reflect the $6,000,000 as a liability under deferred litigation credit.  As of March 31, 2008, we had fully expended the restricted cash and we no longer had a balance for restricted cash.

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

Capital Development Update

For the 2008 Fiscal Year, our capital development budget is $83.3 million.  Of this amount, we have incurred $72.5 million for the nine months ended March 31, 2008.  We have accelerated our capital development in the Panhandle waterflood and the Cato Fields.  The status and planned activity of our capital development for the 2008 Fiscal Year is summarized as follows:

Panhandle Properties.     The drilling of the final contingent of 34 replacement waterflood wells in the Cockrell Ranch Unit was completed during the six months ended December 31, 2007. In total, we have drilled 70 replacement wells in the field, which represents the completion of the development patterns of the waterflood project. Water injection was initiated at the Cockrell Ranch Unit on July 5, 2007.  We have increased our water injection rates steadily since September 2007 and reached our maximum injection rate of 50,500 barrels of water per day (BWPD) on February 11, 2008.  We have injected close to 7.4 million barrels of water into the Brown Dolomite formation.  We have completed injection plant and production facility installation in all three phases of the project.  This represents 62 injectors and 71 producers.

We are seeing preliminary oil response from 32 producing wells. Through the use of generally accepted engineering practices and a detailed review of successful analog waterfloods in the area, we expect meaningful oil response to occur at each Phase of the project once we inject between .15 and .25 pore volumes (“PV”) of water has been injected.  Therefore, when 15% to 25% of the void space has been displaced with water, the flood fronts are expected to advance to a point where production response should be seen at the producing wells.

We have injected approximately 15% of the PV area in the Cockrell Ranch Unit. Current production is approximately 6,500 barrels of fluid per day, 77 barrels of oil per day and 150 Mcf per day of gas.  Total oil cut for the waterflood is 1.2%.  We expect the total fluid production rates and associated oil and gas rates will continue to increase as we move towards the 25% PV threshold to further validate the flood response.

The total 2008 Fiscal Year capital budget for the Panhandle Properties is $27.7 million.

New Mexico Properties.    We completed the acquisition of the New Mexico Properties on March 30, 2007.     We are focusing on a program of return-to-production and new well/infill drilling to develop the waterflood in the San Andres formation in these properties.

1.               Return-to-Production (“RTP”): We have returned 45 existing wells to production since the acquisition.  We have a workover rig committed to the RTP program and we have seen RTP rates of 2-4 BOEPD from 10 wells recently returned to production at the Tomahawk Field. We have approximately 10 more RTP candidates in the TomTom Field.

2.               New Well Drilling/20-Acre Infill Wells: We currently have two drilling rigs committed and two workover rigs working in the Cato field. We have drilled and completed 22 wells in the Cato Field.  Two wells were 40-acre infill wells and had an initial production rate of approximately 5-8 BOEPD.  20 of these new well drills were 20-acre infill wells.  As previously discussed, these infill wells primary purpose is to develop the 20-acre waterflood of the P-1 and P-2 production zones in the field. An associated benefit of this drilling, is to deepen these wells by approximately 500 feet to test undeveloped lower zones of the San Andres reservoir that were not historically produced by previous operators. To date, incremental production is approximately 210 BOEPD from these wells. These lower zones experience high initial decline rates and are expected to level off at about 5-7 BOEPD within the first year. Production for the month ending March 2008 was 240 BOEPD.

The total 2008 Fiscal Year Capital Budget for the Cato field is $37.7 million.

3.               20-Acre Waterflood Development:  We plan to accelerate the waterflood development in two sections of the Cato Field with the drilling the 20-acre infill wells. Our goal is to drill and complete all required wells by June 2008 and to commence waterflood facility construction and start waterflood operations as soon as regulatory permits are received.  We have hearing dates set with the New Mexico Oil Conservation Division in May 2008 and expect to initiate waterflood operations in the third calendar quarter of 2008.

Desdemona Properties—Waterflood.    We received the final approval of our Phase I waterflood permit for the 640 acre G.E. Moore Lease from the Texas Railroad Commission on September 11, 2007.  Water injection commenced shortly thereafter and we have injected approximately 1 million barrels of water in total, into the Duke Sandstone reservoir via six injection wells.   We are seeing oil response at five producers with an increasing oil cut.  Since this is not a pattern waterflood, but a peripheral flood, the PV fill-up method is not as exact as the Panhandle Field for determining response profiles.  However, we expect meaningful increases in the number of responding wells and increased oil response in the third calendar quarter of 2008.

Desdemona Properties—Barnett Shale.    After we stopped our drilling program in the Barnett Shale in October 2007, decline rates have been experienced in gas production.  For the month ending March 2008, we had average daily gas production rate of approximately 80 BOEPD.  We continue to supply the Desdemona Field waterflood with over 7,000 BWPD of produced water for injection from the Barnett Shale gas production.

Nowata Properties.    Our tertiary recovery pilot project at the Nowata Field is operational.  The ASP pilot plant, associated equipment and supplies were installed and tested during August and September 2007.  We began injecting ASP chemicals during December 2007.  The plant had extended operational time through March 2008.  Initial response is anticipated in the third calendar quarter of 2008.

Corsicana Properties.    We have drilled and completed 16 pattern replacement wells in order to reinstate a prior waterflood in this field. We received the required permits to inject water in June 2007. The waterflood was successfully re-instated in December 2007.  We achieved full injection of 4,000 BWPD and are monitoring initial flood results.  We experienced production rates of between 2-6 BOEPD during the quarter ended March 31, 2008.  As we previously mentioned, we have been pleased with the remaining oil saturations in this field and coupled with the prior successful polymer pilot in this field in the 1980’s we believe this field is a prime ASP candidate. Once the waterflood response and laboratory results are analyzed, we anticipate evaluating an ASP Pilot in the field during the second half of calendar year 2008.

Davenport Properties.    During the nine months ended March 31, 2008, we have returned to production five injector wells and four producing wells as we progress toward optimizing the waterflood pattern.  As a direct result of this RTP activity, the production has increased to over 80 BOEPD.

We have no major development activities planned for the Pantwist Properties during the 2008 Fiscal Year.

Liquidity and Capital Resources

As discussed in Note 2, our total available borrowings are $75 million, consisting of $60 million under the senior credit agreement and $15 million under the subordinated credit agreement.  At March 31, 2008, we had outstanding long-term debt of $55.5 million and the average interest rate of the two credit agreements was 5.73%.

At March 31, 2008, our cash balance was $0.5 million.  For the nine months ended March 31, 2008, we generated cash from operations of $13.2 million, which is a $12.1 million improvement as compared to the nine months ended March 31, 2007.  The $12.1 million improvement is attributed to release of restrictions related to restricted cash and increased income from operations.  As discussed in Note 2, the amended senior credit agreement relaxes the restrictions of the $6.0 million of restricted cash to permit use for general corporate purposes, in addition to attorney’s fees, settlement amounts and other litigation expenses incurred to defend and or settle the fire litigation discussed in Note 10.  Specifically, we cannot use the restricted cash to fund capital expenditures.  As of March 31, 2008, we no longer had a balance for restricted cash.

As discussed in Note 9, we completed two primary issuances of common stock.  On November 7, 2007, we received net proceeds of $23.4 million from the private placement issuance of 3.5 million shares of our common stock.  The net proceeds were initially used to pay down our long-term debt due under the credit agreement and have been drawn down to fund our capital development program as previously discussed under “Capital Development Update” and for general corporate purposes.  During the quarter ended March 31, 2008, we received $5.2 million from the exercise of warrants.

During January 2008, we received cash proceeds of $3.0 million for the sale of equipment used in oil and gas producing activities, which included workover rigs and vehicles.

We believe the combination of cash on hand, cash flow generated from operations, strong commodity prices, expected success of the capital development projects and available debt is sufficient to finance our operations, contractual obligations and capital expenditure program (as previously discussed in the section titled “Capital Development Update”) through December 31, 2008.  We expect to seek access to the capital markets for potential debt or equity issuances to finance the execution and acceleration of our capital development plan.

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

Commodity Derivatives Activities

As discussed in Note 3, pursuant to our credit agreements, we are required to enter into commodity derivative contracts to mitigate our exposure to commodity price risk associated with expected oil and natural gas production to cover at least 50% and no greater than 85% of our crude oil and natural gas production volumes attributable to proved, producing reserves for at least three years as of the end of each six month period ending thereafter at a minimum price floor as set by the lenders.  The total volumes covered by the “costless collars” and the price floors / price ceilings detailed in the  tables set forth in Note 3 are greater than 85% of our crude oil and natural gas production volumes attributable to proved, producing reserves for at least three years.  The lenders under our senior and subordinated credit agreements have approved all commodity derivative contracts.

Prior to obtaining the subordinated debt agreement, we had purchased crude oil price floors that range from $55 - $60 per barrel through December 2010.  We had purchased natural gas price floors that range from $7.00 - $8.00 per Mcf through December 2010.  For the nine months ended March 31, 2008, approximately 66% of our sales were subject to price floors.

During the nine months ended March 31, 2008, we entered into financial contracts to sell crude oil price ceilings at $83 per barrel from August through December 2007, and $86 per barrel from January through June 2008.  For the nine months ended March 31, 2008, approximately 30% of our sales were subject to price ceilings.  We entered into these short-term financial contracts to sell price ceilings in order to offset the costs of price floors we purchased to comply with our senior credit agreement.

As a direct result of the subordinated credit agreement, as discussed in Note 2, we entered into “costless collars” financial contracts that cover approximately 75% of our crude oil and natural gas production volumes attributable to proved, producing reserves for the three year period from April 2008 to March 2011.  We did not have any cash outlays for these financial contracts, which created price “collars” consisting of price floors and ceilings.  For crude oil production, the price floors are $80 and $85 per barrel, and the associated price ceilings range from $100.50 to $117.50 per barrel during the three year time period.  For natural gas production, the price floors are $7.75 and $8.00 per Mcf and the associated price ceilings range from $9.40 to $11.40 per Mcf.  The “costless collars” are presented in greater detail in Note 3.

If crude oil and natural gas NYMEX prices are lower than the price floor, we will be reimbursed for the difference between the NYMEX price and floor price. If crude oil and natural gas NYMEX prices are above the price ceiling, we have to pay the difference between the ceiling price and the NYMEX price.

Results of Operations

For the quarter ended March 31, 2008 (“current quarter”), we had a loss applicable to common stock of $1.9 million, which was an improvement of $1.3 million as compared to the $3.2 million loss applicable to common stock incurred for the quarter ended March 31, 2007 (“prior year quarter”).  Increased revenues of $5.8 million were partially offset by higher operating expenses of $2.1 million, increased unrealized loss on commodity derivatives of $1.6 million and reduced income from the realized gain (loss) on commodity derivatives of $0.4 million.

For the nine months ended March 31, 2008 (“current nine months”), we had a loss applicable to common stock of $4.8 million, which was an improvement of $0.4 million as compared to the $5.2 million loss applicable to common stock incurred for the nine months ended March 31, 2007 (“prior year nine months”).  Positive factors, including increased revenues of $10.7 million and lower interest expense of $1.4 million, were partially offset by higher operating expenses of $5.5 million, increased unrealized loss on commodity derivatives of $3.8 million, reduced income from the realized gain (loss) on commodity derivatives of $0.9 million, higher preferred stock dividends of $0.5 million and lower income from discontinued operations of $0.2 million.

These items will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter and nine months ended March 31, 2008 and 2007.

	Quarter ended March 31,		Increase	Nine months ended March 31,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating Revenues ($000s)	$11,655	$5,883	$5,773	$30,396	$19,716	$10,680
Sales
• Crude Oil (MBbls)	79	60	19	216	195	21
• Natural Gas (MMcf)	319	325	(60)	1,036	963	73
• Total (MBOE)	133	115	18	388	355	33
Average Price
• Crude Oil ($/ Bbl)	$93.16	$56.48	$36.69	$84.67	$61.69	$22.98
• Natural Gas ($/ Mcf)	$13.13	$7.59	$5.54	$11.50	$8.00	$3.50

The current quarter operating revenues of $11.7 million represent an improvement of $5.8 million as compared to the prior year quarter of $5.9 million. The $5.8 million improvement is primarily attributable to higher prices received for crude oil and natural gas sales of $2.6 million and $1.9 million, respectively, and increased crude oil sales of $1.3 million.  The increased crude oil sales are primarily attributed to production from the New Mexico Properties, as the prior year quarter did not have operating results from the New Mexico Properties since we acquired these properties during March 2007.

The current nine months operating revenues of $30.4 million represent an improvement of $10.7 million as compared to the prior year nine months of $19.7 million.  The $10.7 million improvement is primarily attributable to higher prices received for crude oil and natural gas sales of $4.8 million and $4.1 million, respectively, and increased crude oil and natural gas sales of $1.5 million and $0.3 million, respectively.  The increased crude oil sales are attributable to the New Mexico Properties, as previously discussed.  The increased natural gas sales are attributed to the Barnett Shale natural gas production from our Desdemona Properties, partially offset by lower sales from our Panhandle and Pantwist Properties.

The average price we received for crude oil sales is generally at or above market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price received at the wellhead less transportation and marketing expenses.

Operating Expenses

For the current quarter, our total operating expenses were $9.6 million, or $2.1 million higher than the prior year quarter of $7.5 million. The $2.1 million increase is primarily attributed to increased lease operating expenses of $1.2 million, higher general and administrative expenses of $0.4 million, higher production and ad valorem taxes of $0.3 million, and depletion and depreciation expense of $0.2 million.

For the current nine months, our total operating expenses were $27.1 million, or $5.5 million higher than the prior year nine months of $21.6 million. The $5.5 million increase is primarily attributed to increased lease operating expenses of $2.5 million, higher general and administrative expenses of $2.0 million, higher production and ad valorem taxes of $0.6 million, and higher depletion and depreciation expense of $0.5 million.

Our lease operating expenses (“LOE”) consist of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities.  For the current quarter, our LOE was $4.1 million, which is $1.2 million higher than the prior year quarter of $2.9 million.  We have incurred higher LOE due to the inclusion of the New Mexico Properties, increased lifting costs at the Desdemona Properties, increased workover rig expenses at the Panhandle and Pantwist Properties, increased electricity expense and generally higher costs for goods and services.   For the current nine months, our LOE was $10.4 million, which is $2.5 million higher than the prior year nine months of $7.9 million.  The $2.5 million increase is attributable to the same reasons previously discussed.  For the current nine months, the LOE per BOE was $26.53 as compared to $22.10 for the prior year nine months.  We generally incur a high amount of LOE because our fields are more mature and typically produce less oil and more water, and they are generally at the end of the primary or secondary production cycle.  We expect the LOE per BOE to decrease during the 2008 calendar year as production increases from the waterflood and EOR development activities we are implementing as discussed under the “Capital Development Update.”

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the current quarter, our G&A expenses totaled $3.3 million, which is $0.4 million higher than the prior year quarter of $2.9 million. The primary reasons for the $0.4 million increase were increased stock compensation expense of $0.2 million and higher legal expenses of $0.2 million pertaining to the fire litigation as discussed in Note 10.  For the current nine months, our G&A expenses totaled $10.7 million, which is $2.0 million higher than the prior year nine months of $8.7 million.  The $2.0 million increase is attributed to increased stock compensation expense of $1.5 million and higher legal fees pertaining to fire litigation.  The increased stock compensation expense resulted from the issuance of restricted shares as discussed in Note 4 and issuance of stock options as discussed in Note 5.

For the current quarter and current nine months, our depletion and depreciation expense increased by $0.2 million and $0.5 million, as compared to the respective prior year periods.  This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers.  For the current quarter, our depletion rate pertaining to our oil and gas properties was $8.06 per barrel of oil equivalent (“BOE”), as compared to prior year quarter of $7.31 per BOE.  For the current nine months, our depletion rate was $7.61 per BOE as compared to $6.94 per BOE for the prior year nine months.  Both the current quarter and nine months have higher depletion rates due to lower proved producing reserves for the Panhandle Properties, the acquisition of the New Mexico Properties and the depletion rate associated with the natural gas production from the Barnett Shale.

Production and Ad Valorem Taxes

For the current quarter, production and ad valorem taxes were $0.9 million, or $0.3 million higher than the prior year quarter of $0.6 million.  For the current nine months, these taxes totaled $2.3 million, which is $0.6 million higher than the prior year nine months.  Both increases are attributable to higher revenues, as previously discussed.

Interest Expense

The interest expense we incurred in the current quarter amounted to $0.1 million, as compared to $0.3 million for the prior year quarter.  For the current nine months, our interest expense totaled $0.6 million, as compared to $2.2 million for the prior year nine months.  The interest expense for the current quarter and current nine months was impacted by $0.6 million and $1.7 million of interest cost that was capitalized to the waterflood and ASP projects as discussed under the “Capital Development Update.”  Therefore, our interest cost (including capitalized interest) for the current quarter and nine months is $0.7 million and $2.3 million, respectively.  The current quarter interest cost of $0.7 million is $0.4 million higher than the prior year quarter of $0.3 million due to higher debt balances during the current quarter.  The current nine months interest cost of $2.3 million is comparable to the prior year nine months of $2.2 million.

Unrealized Loss on Commodity Derivatives

As discussed in Note 3, we have entered into financial contracts to set price floors and ceilings for crude oil and natural gas production.  For the current quarter, we recorded an unrealized loss of $3.2 million to reflect the fair value of the commodity derivatives as of March 31, 2008.  Our current quarter loss of $3.2 million is $1.6 million higher than the prior year quarter of an unrealized loss of $1.6 million.  For the current nine months, the unrealized loss is $5.6 million, which is $3.8 million higher than the $1.8 unrealized loss recorded for the prior year nine months.

The unrealized loss is a non-cash charge resulting from the mark-to-market valuation of our commodity derivatives that pertains to future periods.  Of the $3.2 million amount for the current quarter, $2.7 million pertained to the costless collars discussed in Note 3, which did not require any initial cash outlay and does not involve future cash outlay unless the NYMEX crude oil and natural gas prices exceed the ceiling prices as specified in the table in Note 3.

By their nature, these commodity derivatives can be highly volatile to our earnings.  A ten percent change in these prices for our derivative instruments can impact earnings by approximately $0.2 million.

Realized Gain (Loss) on Commodity Derivatives

During the current quarter, there were net settlements under our derivative agreements that required us to pay $0.3 million, as compared to the prior year quarter for which we received net settlements of $0.1 million.  For the current year nine months, the net settlements required us to pay $0.1 million, as compared to the $0.9 million we received in net settlements for the prior year nine months.

The settlements received by us were cumulative monthly payments due to us since the NYMEX natural gas price was lower than the “floor natural gas prices” ranging between $7.50 and $8.00 per Mcf.  The settlements paid by us were cumulative monthly payments we made to our counterparty since the NYMEX crude oil price was higher than the “ceiling crude oil prices” of $83 and $86 per barrel.  Our commodity derivative agreements are discussed in greater detail in Note 3.

Income Tax Benefit

For the current quarter, we recorded an income tax benefit of $0.6 million, as compared to the income tax benefit of $1.1 million during the prior year quarter.  During the current nine months, we recorded an income tax benefit of $1.0 million, as compared to $1.7 million during the prior year nine months.  The changes to the income tax benefit are a direct result of the changes in taxable income.

Preferred Stock Dividend

The preferred stock dividend for the current year quarter of $0.9 million is $0.1 million less than the prior year quarter of $1.0 million.  The lower preferred dividend is due to the conversion of preferred stock to common stock as discussed in Note 8.  The current year nine months of $2.7 million is higher than the prior year nine months of $2.2 million.  The current year nine months amount represents a full nine months.  The prior year nine months is a smaller amount since it pertains to the period beginning September 6, 2006, the date of the preferred stock issuance.

Income (Loss) from Discontinued Operations

As discussed on our Form 10-K dated June 30, 2007, we had sold our interest in the Rich Valley Properties during June 2007.  The prior year quarter and prior year nine months results of operations for Rich Valley have been reclassified as discontinued operations and are presented net of related income taxes.  During the current year nine months, we had a loss of $0.1 million attributed to discontinued operations due to Oklahoma sales taxes.

New Accounting Pronouncements

On July 13, 2006, the FASB released FIN 48, which requires a company to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Any interest and penalties related to uncertain tax positions would be recorded as interest expense and general and administrative expense, respectively.  We adopted FIN 48 on July 1, 2007.  At the time of adoption and as of March 31, 2008, we determined the adoption of FIN 48 does not materially affect our operating results, financial position, or cash flows.  As of March 31, 2008, we have not recorded any accruals for uncertain tax positions.  We are not involved in any examinations by the Internal Revenue Service.  For Texas, Oklahoma, New Mexico and U.S. federal purposes, the review of our tax returns is open for the tax years of 2004 through 2007.

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

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  We do not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Notes 2 and 3 regarding the updates of our market risk for the quarter ended March 31, 2008.

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

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 which is incorporated into this “Item 1. Legal Proceedings” by reference.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Preferred Stock Conversion and Warrants Exercised

On January 8, 2008, 523 shares of Series D Convertible Preferred Stock of Cano were converted by Truk Opportunity Fund, LLC into 91,116 shares of Cano common stock and 52 shares of Series D Convertible Preferred Stock were converted by Truk International Fund, LP into 9,059 shares of Cano common stock. Of the shares of Cano common stock issued, an aggregate of 100,000 shares were issued based on the $5.75 conversion price of the Series D Convertible Preferred Stock and an aggregate of 175 shares were issued in lieu of the accrued but unpaid dividends from January 1, 2008 – January 8, 2008 pursuant to the terms of the Series D Convertible Preferred Stock. The shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Pursuant to a cashless exercise, (i) on January 18, 2008, OTA, LLC exercised warrants into 41,741 shares of Cano common stock; (ii) on January 22, 2008, OTA, LLC exercised warrants into 40,660 shares of Cano common stock; (iii) on February 19, 2008 Dynamis Energy Fund, Ltd. exercised warrants into 2,849 shares of Cano common stock and Dynamis Energy Fund, LP exercised warrants into 12,981 shares of Cano common stock; (iv) on February 28, 2008, Europa International, Inc. and Knoll Capital Fund II Master Fund, Ltd. each exercised warrants into 19,079 shares of Cano common stock for an aggregate of 38,158 shares; (v) on February 29, 2008, Ridgecrest Partners, Ltd. exercised warrants into 844 shares of Cano common stock, Ridgecrest Partners QP, LP exercised warrants into 1,201 shares of Cano common stock and Advantage Advisors Catalyst Partners, L.P. exercised warrants into 1,201 shares of Cano common stock; and (vi) on March 6, 2008, Investor Company, as nominee for Trapeze Asset Management, Inc.’s managed accounts, exercised warrants into 987 shares of Cano common stock, Investor Company, as nominee for Trapeze Capital Corp.’s managed accounts, exercised warrants into 156 shares of Cano common stock, Investor Company, as nominee for Derek Askey, exercised warrants into 428 shares of Cano common stock and Investor Company, as nominee for Lois A. Bauer, exercised warrants into 52 shares of Cano common stock.  The warrant exercise price was $4.79 per share.  Since these were cashless exercises, the shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 28, 2008, Band & Co., as nominee for Trapeze Asset Management, Inc.’s managed accounts, exercised warrants into 950 shares of Cano common stock.  On March 3, 2008, ING Global Resources Portfolio exercised warrants into 283,750 shares of Cano common stock.  On March 4, 2008, the William Herbert Hunt Trust Estate exercised warrants into 125,000 shares of Cano common stock.  On March 5, 2008, CamCap Energy Offshore Master Fund, L.P. exercised warrants into 53,750 shares of Cano common stock and Touradji Global Resources Master Fund and Touradji DeepRock Master Fund, Ltd. each exercised warrants into 62,500 shares of Cano common stock for an aggregate of 125,000 shares of Cano common stock.  On March 6, 2008, Investor Company, as nominee for Trapeze Asset Management, Inc.’s managed accounts, exercised warrants into 354,545 shares of Cano common stock and Investor Company, as nominee for Trapeze Capital Corp.’s managed accounts, exercised warrants into 141,350 shares of Cano common stock.  These exercises were made in cash at an exercise price of $4.79 per share.  The shares of Cano common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or the exemption from registration provided by Rule 506 promulgated by the Securities Act.

Item 5.  Other Information

On a Current Report on Form 8-K filed on March 20, 2008, we reported that $34.5 million was outstanding under our senior credit agreement and $15 million was outstanding under our subordinated credit agreement. On March 31, 2008, we increased the amount outstanding under our senior credit agreement to an aggregate of $40.5 million. On April 15, 2008, we increased the amount outstanding under our senior credit agreement to an aggregate of $46.0 million. On May 6, 2008, we increased the amount outstanding under our senior credit agreement to an aggregate of $49.5 million. There is still $15 million outstanding under our subordinated credit agreement.

 Item 6. Exhibits.

Exhibit Number	Description
3.1*	Certificate of Amendment to the Certificate of Limited Partnership of W.O. Production Company, Ltd.
3.2*	Certificate of Amendment to the Certificate of Limited Partnership of W.O. Operating Company, Ltd.
10.1

Amendment No. 8 and Agreement dated as of January 16, 2008 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender and Natixis, incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter-ended December 31, 2007.

10.2	Board of Directors Compensation effective January 1, 2008, incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter-ended December 31, 2007.
10.3	2008 Annual Incentive Plan, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2008.
10.4	Summary of 2008 Cash Incentive Awards, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 21, 2008.
10.5*	Summary Sheet of Acceleration of Vesting and Extension of Exercise Period for Resigning Directors (February 14, 2008).
10.6*

$25,000,000 Subordinated Credit Agreement among Cano Petroleum, Inc. as Borrower, the Lenders Party Hereto from Time to Time as Lenders, and UnionBanCal Equities, Inc. as Administrative Agent dated March 17, 2008.

10.7*

Subordinated Security Agreement dated as of March 17, 2008 by and among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent.

10.8*	Subordinated Pledge Agreement dated as of March 17, 2008 by and among Cano Petroleum, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc. and UnionBanCal Equities, Inc. as Administrative Agent.
10.9*

Subordinated Guaranty Agreement dated as of March 17, 2008 by Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., and W.O. Production Company, Ltd., in favor of UnionBanCal Equities, Inc. as Administrative Agent.

10.10*

Amendment No. 9 and Agreement dated as of March 17, 2008 by and among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis.

10.11*	Consent Agreement dated as of February 21, 2008 by and among Cano Petroleum, Inc., Ladder

Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: May 8, 2008	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: May 8, 2008	By:	/s/ Morris B. Smith
Morris B. Smith
Senior Vice-President and Chief Financial Officer

Date: May 8, 2008	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer