Form 10-K/A
period 2008-06-30
CANO PETROLEUM, INC
filed 2008-10-28
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-32496

CANO PETROLEUM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

801 Cherry St., Suite 3200 Fort Worth, Texas	76102
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (817) 698-0900

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each exchange on which Registered:
COMMON STOCK, PAR VALUE $.0001 PER SHARE	NYSE ALTERNEXT U.S.

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.504 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $.0001, as of October 24, 2008 was 46,078,518 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

i

Explanatory Note about the Report

Cano Petroleum, Inc. (together with its direct and indirect subsidiaries, “Cano,” “we,” “us,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2008, originally filed on September 11, 2008, for the purpose of including the information required by Part III of Form 10-K.  In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
S. Jeffrey Johnson	43	Chief Executive Officer and Chairman of the Board of Directors
Benjamin Daitch	40	Senior Vice President and Chief Financial Officer
Patrick McKinney	49	Senior Vice President—Engineering and Operations
Michael J. Ricketts	50	Vice President and Principal Accounting Officer
Phillip Feiner	35	Vice President and General Counsel
Randall Boyd	51	Director
Donald W. Niemiec	62	Director
Robert L. Gaudin	58	Director
William O. Powell	61	Director
David W. Wehlmann	49	Director

Each director holds office until the next annual meeting of our stockholders and until his successors have been duly elected and qualified or until such director’s earlier resignation or removal Our executive officers are elected by, and serve at the designation and appointment of the board of directors. Some of our directors and executive officers also serve in various capacities with our subsidiaries. There are no family relationships among any of our directors and executive officers.

Background of Executive Officers and Directors

S. Jeffrey Johnson, Chief Executive Officer and Chairman of the Board of Directors. Mr. Johnson was appointed Chief Executive Officer on May 28, 2004 and Chairman on June 25, 2004. Prior to joining Cano, Mr. Johnson served as the Chief Executive Officer of Cano Energy Corporation from 2001 through 2004, and he served as the Chief Executive Officer of Scope Operating Company from 1997 through 2004.

Benjamin Daitch, Senior Vice President and Chief Financial Officer. Mr. Daitch was appointed Senior Vice President and Chief Financial Officer on June 23, 2008.  From March 2008 until June 2008, he was a financial consultant to CDX Gas, LLC, and from September 2006 until March 2008, he served as Senior Vice President and Chief Financial Officer of CDX Gas, LLC.  From April 2006 until September 2006, he served as Vice President in the Energy and Infrastructure Group of Trust Company of the West.  From August 2004 to April 2006, he was a Director in the Global Energy Group of UBS Investment Bank.  From June 2000 until August 2004, he served as a Vice President in the Natural Resources Investment Banking Group of Banc of America Securities, LLC.

Patrick McKinney, Senior Vice President—Engineering and Operations.  On November 9, 2006, Mr. McKinney was appointed Senior Vice President—Engineering and Operations.  From June 1, 2006 until November 9, 2006, he was Vice President—Business Development.  From April 2005 until June 2006, he was the Manager of Corporate Planning for Pioneer Natural Resources Company where he analyzed the corporate portfolio and portfolio based assessments of the company.  From July 2002 until April 2005, he was the President of Transcor America LLC which was the nation’s largest private prisoner transportation and extradition company.  From December 1999 until July 2002, he was the Senior Vice President—Chief Financial Officer and Secretary of freightPro, Inc., a transportation, warehousing and logistics company.  From 1982 to 1993, he served in engineering and management positions with Union Pacific Resources Company and its parent, Union Pacific Corporation.

Michael J. Ricketts, Vice President and Principal Accounting Officer. Mr. Ricketts was appointed Chief Financial Officer and Principal Accounting Officer on May 28, 2004 and remained in such positions until June 1, 2006.  He remains the Principal Accounting Officer. Mr. Ricketts served as a member of our Board of Directors from June 25, 2004 until April 6, 2005.  Mr. Ricketts is a Certified Public Accountant.  Prior to joining Cano, Mr. Ricketts was employed by TNP Enterprises, Inc. and its subsidiaries, Texas-New Mexico Power Company and First Choice Power for 15 years.  He served as Director, Treasury from 2003 to 2004. He served as Director, Business Development from 2002—2003. He was the Controller and Assistant Controller from 1998- 2002.

Phillip Feiner, Vice President and General Counsel. Mr. Feiner was appointed Vice President and General Counsel on May 7, 2008 and was Assistant General Counsel from February 2007 until May 7, 2008. Prior to joining us, Mr. Feiner served as General Counsel to BDS International, LLC, a Dallas-based exploration and development company, as well as its affiliate Piute Pipeline from February 2002 until August 2005.  From August 2005 until February 2007, Mr. Feiner maintained his own law practice specializing in real estate and corporate matters.  He is a licensed attorney in the states of Texas and North Carolina.

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

Donald W. Niemiec, Director.  Mr. Niemiec was appointed to our Board of Directors on March 2, 2007.  From 1982 to 2000, Mr. Niemiec was employed in various capacities by Union Pacific Resources Group, Inc., including President of Union Pacific Fuels, Inc. and Vice President, Marketing & Corporate Development.  From 2000 to the present, he has served as President of WR Energy, LLC, a strategic consulting company for the energy industry.

Robert L. Gaudin, Director.  Mr. Gaudin was appointed to our Board of Directors on March 2, 2007.  Mr. Gaudin maintains over thirty years of exploration and land management experience in the oil and gas industry and since 1998 has been the owner of Grande Energy Company and is also an owner of Holland Acquisitions and Extra Energy in Fort Worth, Texas.  Mr. Gaudin is an active member in oil and gas industry associations, including the Society of Petroleum Engineers, the American Association of Petroleum Geologists and the American Association of Petroleum Landmen.

William O. Powell, III, Director.  Mr. Powell was appointed to our Board of Directors on March 12, 2007.  From May 1974 to June 2002, Mr. Powell held various positions, including Worldwide Engagement Leader-Partner with PricewaterhouseCoopers, focusing on energy companies.  From October 2003 to March 2004, Mr. Powell was the Vice President and Chief Accounting Officer for La Quinta Corporation and served as Senior Vice President/Chief Financial Officer and Treasurer of ABS Group of Companies from March 2005 to December 2006.  Mr. Powell is a Certified Public Accountant.

David W. Wehlmann, Director.  Mr. Wehlmann was elected to our Board of Directors at our Annual Meeting of Stockholders on December 12, 2007.  He joined Grey Wolf Inc., a leading provider of oil and gas land drilling services in the United States in July 1996 as Vice President and Controller.  In February 1998, he was promoted to Senior Vice President, Chief Financial Officer and Secretary and in March 2003 was promoted to Executive Vice President.  Prior to joining Grey Wolf Inc, Mr. Wehlmann was Vice President and Chief Accounting Officer of EnerVest Management Company, L.C., a privately-held oil and gas property acquisition and management company.  Mr. Wehlmann was Controller of Convest Energy Corporation, a publicly traded oil and gas exploration and production company, from April 1991 until November 1994.  Mr. Wehlmann is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of change in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Randall Abramson (10% Stockholder)	1	2	0

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of Cano, a copy of which was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 23, 2004. A current copy of the Code of Ethics and Business Conduct, the Bylaws of Cano, the Audit Committee Charter, the Compensation Committee Charter and the Nominating and Corporate Governance Committee Charter may be found on Cano’s internet website at www.canopetro.com. Copies of these documents are also available, without charge, to stockholders upon written request to Phillip Feiner, 801 Cherry St., Suite 3200, Fort Worth, Texas 76102.

Audit Committee

The Audit Committee is composed of Messrs. Powell, Niemiec and Wehlmann.  Mr. Wehlmann joined the committee on December 12, 2007, replacing Mr. Don Dent who had elected not to seek reelection to the Board of Directors at the 2007 Annual Meeting of Stockholders.  The Audit Committee held five meetings during the fiscal year ended June 30, 2008 (“Fiscal 2008”). No member of the Audit Committee may be an officer of Cano. The Board of Directors has determined that each of the Audit Committee members is an independent director as required by the rules of the NYSE Alternext US (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act. The principal responsibilities of the committee are described in the Audit Committee Charter. The Audit Committee retains the firm of independent public accountants that annually audits our books and records. The Audit Committee reviews the scope and results of the audit with the independent public accountants, as well as our accounting procedures, internal controls, accounting and financial reporting policies and practices, and makes reports and recommendations to the Board of Directors as it deems appropriate. The Audit Committee also conducts appropriate review and oversight over related party transactions. The Board of Directors has determined that Mr. William O. Powell, III, the Audit Committee Chairman, is the Audit Committee financial expert. The Board of Directors has adopted a written Audit Committee Charter which can be found on Cano’s website www.canopetro.com or may be obtained upon written request from Phillip Feiner, at 801 Cherry St., Suite 3200, Fort Worth, Texas 76102.

ITEM 11.               Executive Compensation.

Compensation Discussion and Analysis

In this compensation discussion and analysis, we discuss our compensation objectives, our decisions and the rationale behind those decisions relating to compensation for Fiscal 2008 for our executive officers and our decisions to date regarding compensation for the fiscal year ending June 30, 2009 (“Fiscal 2009”) and the rationale behind those decisions.

Objectives of Our Compensation Program

Our executive compensation program is designed to provide a comprehensive compensation program to meet the following objectives:

•      to be fair to both the executive and the Company;

•      to provide opportunities to achieve a total compensation level that is competitive with comparable positions at companies with which the Company competes for executives;

•      to provide financial incentives to our executives to achieve our key operational objectives set by the Board of Directors;

•      to provide an appropriate mix of fixed and variable pay components to establish a “pay-for-performance” oriented compensation program;

•      to provide compensation that takes into consideration the education, professional experience and knowledge that is specific to each job and the unique qualities the executive provides; and

•      to recognize an executive’s commitment and dedication in his job performance and in support of the Company’s culture.

What Our Compensation Program Is Designed to Reward

Our compensation program is designed to reward, in both the short-term and the long-term, performance that contributes to the implementation of our business strategy and the achievement of our objectives.  In addition, we reward qualities that we believe help achieve our business strategy such as teamwork, individual performance in light of general economic and industry specific conditions, the ability to manage and enhance production from our existing assets, the ability to explore new opportunities to increase oil and natural gas production, level of job responsibility and industry experience.

Elements of Our Compensation Program and Why We Pay Each Element

Our management compensation program is comprised of four elements: base salary, cash bonus, long-term equity based compensation and benefits.

•      Base Salary.  We pay base salary to be competitive with salary levels for comparable executive positions at other oil and natural gas companies and to reward an executive’s responsibilities, experience, leadership and potential future contribution.

•      Cash Bonus.  We include a cash bonus as part of our management compensation program because we believe this element of compensation (i) helps focus management on and motivate management to achieve key previously identified corporate objectives by rewarding the achievement of these objectives and (ii) is necessary to be competitive from a total remuneration standpoint.

•      Long-Term Equity Incentive Compensation.  We use long-term equity incentive compensation as the primary vehicle for (i) linking the Company’s long-term performance and increases in stockholder value to the total compensation for the Company’s executive officers and (ii) providing competitive compensation to attract and maintain our executive officers.

•      Benefits.  We offer a variety of health and welfare programs to all eligible employees, including the executive officers.  The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability.  In May 2008, we initiated a 401(K) plan for all full time employees, including the executive officers in which we match up to 4% of contributions.

How We Determine Each Element of Compensation

The Compensation Committee and the Board of Directors oversee our compensation program. In accordance with rules of the NYSE Alternext US (formerly known as the American Stock Exchange) and pursuant to the Compensation Committee Charter, for Fiscal 2008 and through October 20, 2008, the Compensation Committee was responsible for recommending to the Board of Directors for approval certain types and levels of compensation for our executive officers and for determining itself other types and levels of compensation for our executive officers. Specifically, during this period, the Compensation Committee: (i) reviewed our compensation strategy; (ii) after consultation with and receiving recommendations from the Chief Executive Officer and Chief Financial Officer, reviewed and made its own recommendations to the Board of Directors with respect to the base salary, incentive compensation that was not made pursuant to the 2008 Annual Incentive Plan, deferred compensation, stock options, performance units and other equity based awards that were not covered by our incentive or equity based plans; and (iii) after consultation with and receiving recommendations from the Chief Executive Officer and Chief Financial Officer, administered the 2008 Annual Incentive Plan and other incentive and equity based plans in which the Chief Executive Officer and other executive officers were participants, including the making of grants thereunder.

After consultation with and receiving recommendations from the Chief Executive Officer and Chief Financial Officer, the Compensation Committee also reviewed and made recommendations to the Board of Directors regarding (i) any employment agreement, severance agreement, change in control agreement or provision that was not covered by our 2008 Annual Incentive Plan or other incentive or equity based plans, or separation agreement, or any amendment to the same, that was proposed to be entered into any executive officer; and (ii) any deferred compensation arrangement or retirement plan or benefits that were proposed to be entered into with any executive officer.

On October 20, 2008, the Compensation Committee Charter was amended effective after the Board of Directors meeting.  Pursuant to the amended Compensation Committee Charter, the Compensation Committee will review and make recommendations to the Independent Board with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity based awards for the Chief Executive Officer and all other executive officers.  The Compensation Committee will no longer administer the Company’s incentive compensation, stock option and other equity based plans, but will recommend to the Independent Board such plans (including specific provisions thereof) in which the Chief Executive Officer and other executive officers may be participants and amendments to such plans or adoption of new plans.

The Compensation Committee is composed of Messrs. Niemiec, Wehlmann and Gaudin.  Each of the Compensation Committee members is an independent director as required by the rules of the NYSE Alternext US (formerly known as the American Stock Exchange), an “outside director” as defined under Section 162(m) of the Code and a “non-employee director” as defined under Section 16b-3 of the Exchange Act.

The Compensation Committee has the authority to retain and terminate independent third party compensation consultants and to obtain independent advice and assistance from internal and external legal, accounting and other advisors.  Beginning in June 2007, the Compensation Committee hired Towers Perrin to obtain data in order to assess our competitive position at that time with respect to the individual elements of total executive compensation for chief executive officers, chief financial officers and chief operating officers of a peer group to ensure the attraction, retention and appropriate reward of these executive officers by us.  In December 2007, Towers Perrin provided advice to the Compensation Committee and the Board of Directors and management regarding the 2008 Annual Incentive Plan which we adopted in February 2008.

Fiscal 2008

General.  The process for determining compensation changed at the end of the fiscal year ended June 30, 2007 (“Fiscal 2007”).  Until late in Fiscal 2007, we did not use compensation consultants surveys in analyzing our base salaries, cash bonuses and long-term equity incentive.  In June 2007, we changed the process for determining compensation, and, as described above, the Compensation Committee hired Towers Perrin to provide the executive compensation of comparable companies in the oil and natural gas industry for the chief executive officer, chief financial officer and chief operating officer positions.  The peer group of 15 public companies in the oil and natural gas industry, including 6 of which we compete with directly in the Fort Worth market, was developed by the

Company and the Compensation Committee with the Compensation Committee making the final determination and was comprised of the following companies:

Arena Resources Inc.	Pioneer Natural Resources Inc.
Carrizo Oil and Gas Inc.	Quicksilver Resources Inc.
Chesapeake Energy Corp.	Ram Energy Resources Inc.
Denbury Resources Inc.	Range Resources Corp.
Encore Acquisition Co.	Warren Resources Inc.
Gulfport Energy Corp.	Whiting Petroleum Corp.
Legacy Reserves LP	XTO Energy Inc.
Parallel Petroleum Corp.

For Mr. McKinney, not all of the 15 peer group companies reported compensation information for a position comparable to Mr. McKinney’s position.  The seven companies that did have comparable positions to Mr. McKinney’s position were as follows:

Carrizo Oil and Gas Inc.	Parallel Petroleum Corp.
Chesapeake Energy Corp.	Pioneer Natural Resources Inc.
Encore Acquisition Co.	Range Resources Corp.
Legacy Reserves LP

As described below, in setting the Fiscal 2008 base salary and making the July 2007 restricted stock grants for Messrs. Johnson, Smith and McKinney, the Compensation Committee and the Board of Directors did not benchmark against the peer group.  Instead, the Compensation Committee and the Board of Directors used the Company specific results set forth below and certain individual factors set forth below in setting the Fiscal 2008 base salary and in making the July 2007 restricted stock grants for Messrs. Johnson, Smith and McKinney.

As described below, in adopting (i) the performance metrics, (ii) the ratios of the threshold, target and maximum performance goals for the performance metrics and (iii) the ratios of the payment amounts upon meeting the threshold, target and maximum performance goals for the Fiscal 2008 potential bonus payments (“2008 Fiscal Year Bonus”) pursuant to the 2008 Annual Incentive Plan, the Compensation Committee considered information gathered by Towers Perrin regarding similar bonus plans of the 15 peer group companies listed above.  Towers Perrin was able to obtain varying degrees of detail on at least one similar bonus plan at all 15 companies, and also took into account the experience of the applicable executive in making comparisons.  In setting the actual performance goals and potential payment amounts for the 2008 Fiscal Year Bonus under the 2008 Annual Incentive Plan, the Compensation Committee did not consider information from the peer group companies.

In addition, in making the May 2008 restricted stock grants for Messrs. Johnson, Smith and McKinney, the Compensation Committee and the Board of Directors did not benchmark against the peer group.  Instead, the Compensation Committee and the Board of Directors used the long-term Company specific factors set forth below in making the May 2008 restricted stock grants for Messrs. Johnson, Smith and McKinney.

The Company did not target any percentage or ranking with respect to its peer group.  The compensation package as a whole for Mr. Johnson is designed to recognize the fact that he is also the Chairman of the Board of Directors, bears the primary responsibility for effective management and operation of our business, the development of a successful business plan, the implementation of our business plan and increasing stockholder value. Accordingly, when evaluating the Mr. Johnson’s on-the-job performance with respect to each of the categories of compensation, the Compensation Committee considers his leadership, strategic planning for our future, dedication and focus on the short-term and long-term interests of the Company and its stockholders and professionalism, integrity and competence.

The Company did not target any percentage or ranking with respect to its peer group for Messrs. Smith and McKinney.

Mr. Ricketts is our Principal Accounting Officer.  Since Principal Accounting Officers are often not named executive officers and their compensation is not available to the public on proxy statements, peer group information was not obtained regarding principal accounting officers.

Mr. Feiner was named our General Counsel on May 7, 2008.  Since he was not our General Counsel in June 2007 when Towers Perrin performed the peer group analysis, peer group information for General Counsel was not obtained (i) by the company in setting his July 1, 2007 through May 7, 2008 compensation or (ii) by the Compensation Committee or the Board of Directors in raising his salary pursuant to the employment agreement he entered into as of May 7, 2008, granting him restricted stock in May 2008 or setting his possible 2008 Fiscal Year Bonus payments.

Mr. Daitch was named our Chief Financial Officer on June 23, 2008.  In searching for a Chief Financial Officer, the Compensation Committee hired Ray Partners, Inc., an executive search firm, to assist the committee.  Ray Partners reviewed survey data from compensation consulting firms for oil and natural gas exploration and production companies and provided the Compensation Committee with a range for a possible base salary, bonus target and equity grant for a Chief Financial Officer.  Based on the information provided by Ray Partners, the Compensation Committee negotiated an employment agreement with Mr. Daitch with his base salary and equity grant being at the lower end of the range and recommended this employment agreement to the Board of Directors which approved the agreement.

Base Salary.  On June 28, 2007, the following executive officers had their annual base salaries for Fiscal 2008 increased to the following amounts:

Executive Officer	Fiscal 2008 Base Salary
Morris B. Smith Senior Vice President	$300,000
Patrick McKinney Senior Vice President – Engineering and Operations	$250,000
Michael J. Ricketts Vice President and Principal Accounting Officer	$187,000

Pursuant to the terms of his employment agreement, on January 1, 2008, Mr. Johnson’s annual base salary increased by 7% from $476,150 to $509,480.

Messrs. Johnson and Smith made recommendations to the Compensation Committee regarding the Fiscal 2008 base salaries, although Mr. Johnson did not make a recommendation regarding his base salary and Mr. Smith did not make a recommendation regarding his base salary.  In determining its own recommendation to the Board of Directors for the base salaries, the Compensation Committee did not take into account specific individual performance factors, but rather considered the individual factors described below and the performance of the Company for the entire Fiscal 2007 described below.

The individual factors that the Compensation Committee considered were the following;

•      Mr. Johnson’s involvement in coordinating the merger in 2004 with Huron Ventures, providing the leadership in identifying assets to acquire and arranging for the financing to acquire such assets and in leading the defense of the fire litigation;

•      Mr. Smith’s experience as the chief financial officers for 2 public companies, one of whom had an initial public offering and one of whom had a spin-off and recapitalization when Mr. Smith was chief financial officer, his years of experience, the internal controls and procedures that Mr. Smith implemented once he became the Chief Financial Officer and the positive performance review in general of Mr. Smith by the Board of Directors;

•      Mr. McKinney’s capability in being in charge of engineering and operations, the need to keep Mr. McKinney in charge of engineering and operations in order to implement our business strategy and the positive performance review in general of Mr. McKinney by the Board of Directors; and

•      the reviews that Messrs. Johnson and Smith provided regarding Mr. Ricketts’s performance in general, his history and institutional knowledge of Cano, responsibility for the timely filing of our Securities and Exchange Commission reports and his performance in implementing our internal controls and procedures.

The company specific factors were how we executed the capital expenditure budget which included drilling 80 wells, developing the Barnett Shale and beginning the Panhandle waterflood.  In addition, the Board of Directors took into consideration the following:

•      handling of the fire litigation; and

•      the value added to the Company from the following:

•      acquiring the New Mexico properties for $8.4 million which added 9.1 million of barrels of oil equivalent of proved reserves;

•      disposing of the Rich Valley properties in Oklahoma for $7.0 million which had 600,000 barrel of oil equivalent of proved reserves; and

•      the fact that the Company anticipated that its standardized measure of discounted estimated future net cash flows of its proved reserves would increase from $342.5 million at June 30, 2006 to approximately $700 million at June 30, 2007, primarily from the increased reserves and accelerating the development of the Panhandle Field.

On May 7, 2008, we promoted Mr. Feiner from Assistant General Counsel to Vice President and General Counsel and entered into a 3 year employment agreement which included an increase in his annual salary to $150,000 from $147,000.  Although the Compensation Committee did not attempt to compare Mr. Feiner’s salary with the salary of other general counsel based on any specific survey and did not try to have his compensation meet any benchmarks of a peer group, the Compensation Committee based the terms of his employment agreement on the recommendations of Messrs. Johnson and Smith.  Their recommendations were based on the responsibilities of Mr. Feiner as General Counsel.  The Board of Directors approved the agreement as recommended by the Compensation Committee.

On June 23, 2008, we hired Mr. Daitch as Senior Vice President and Chief Financial Officer and entered into a 3 year employment agreement with an annual salary to $250,000.  As described above under “Fiscal 2008 – General,” the Compensation Committee hired Ray Partners to assist the committee in searching for a chief financial officer.  Based on survey data obtained from compensation consulting firms for oil and natural gas exploration and production companies, Ray Partners provided the Compensation Committee with a range for a possible base salary, bonus target and equity grant for a chief financial officer.  Based on the information provided by Ray Partners, the Compensation Committee negotiated an employment agreement with Mr. Daitch with his base salary at the lower end of the range and the Compensation Committee approved the agreement as recommended by the Compensation Committee.

See “Summary Compensation Table” for the ultimate base salaries paid for Fiscal 2008.

Cash Bonuses.

In 2007, the Board of Directors requested that the Compensation Committee develop an annual bonus plan for executive officers to be based on certain specified performance objectives to be set based upon metrics driven by the Board of Directors with these performance objectives being used as guidelines in awarding cash bonuses for Fiscal 2008.  In February 2008, the Compensation Committee recommended to the Board of Directors and the Board of Directors adopted the 2008 Annual Incentive Plan which sets forth the procedures for setting performance goals and potential payments and the Compensation Committee set forth the 2008 Fiscal Year Bonus.  The Board of Directors ratified the 2008 Fiscal Year Bonus.

The Compensation Committee retained Towers Perrin to assist with the development of 2008 Annual Incentive Plan and the 2008 Fiscal Year Bonus.  In addition to providing general information for the 2008 Annual Incentive Plan, the Compensation Committee requested Towers Perrin provide information regarding the following for the 2008 Fiscal Year Bonus:

•      possible performance metrics that would reflect the key indicators of our performance;

•      the ratios of the threshold, target and maximum performance goals; and

•      the ratios of the potential payment amounts upon meeting the threshold, target and maximum performance goals.

Based on information gathered by Towers Perrin regarding similar bonus plans of the 15 peer group companies listed above, its general knowledge which it obtained as executive compensation consultants and meetings with the Compensation Committee, Towers Perrin provided the Compensation Committee and the Board of Directors information about

•      possible performance metrics;

•      the ratios of the threshold, target and maximum performance goals; and

•      the ratios of the potential payment amounts upon meeting the threshold, target and maximum performance goals.

After considering the Towers Perrin information and the recommendation of Messrs. Johnson and Smith, the Compensation Committee determined that the following four performance metrics reflected the most important short-term factors on which the executive officers should focus:

•      Average Daily Production for Fiscal 2008;

•      Proved Developed Producing Reserves;

•      EBITDA (earnings before interest, taxes, depreciation and amortization); and

•      Finding and Development Costs.

After considering the recommendation of Messrs. Johnson and Smith, the Compensation Committee determined that the target performance goal for each of the four performance metrics would be the amounts set forth for each metric in the Fiscal 2008 budget.  In following Towers Perrin’s findings, the Compensation Committee decided that the threshold performance goal would be 80% of the target performance goal.  With regard to the maximum performance goal, the Compensation Committee determined to set it at 130% of the target performance goal which was higher than the Towers Perrin findings because the Compensation Committee wanted to provide a more challenging maximum performance goal than Towers Perrin had found to be most common.

The Compensation Committee determined the relative weighting of the four performance goals based the relative importance of the strategic goals of the Company.  The Compensation Committee also authorized a 25% discretionary performance metric to provide the committee with discretionary authority to make additional bonus awards to executive officers above the bonuses based on the performance goals in order to reward executive officers for performance that would not necessarily be reflected in the four performance metrics.  The Fiscal 2008 performance goals and weighting of such goals are set forth below:

	Performance Goals
Performance Measure	Threshold	Target	Maximum	Weighting
Company Goals
Production*	1,976 BOEPD	2,470 BOEPD	3,211 BOEPD	35%
Proved Developed Producing Reserves	12,683,000 BOE	14,171,000 BOE	18,422,000 BOE	20%
EBITDA	$17,075,000	$21,344,000	$27,474,200	10%
Finding & Development Costs	$10.50 per BOE	$8.75 per BOE	$6.13 per BOE	10%
Committee Discretionary Award				25%

*Average daily production for Fiscal 2008.

In setting the potential payments to be made to the executive officers upon the achievement of the target performance goal, the Compensation Committee considered the following:

•      the general information by position obtained by the Compensation Committee from a review of the proxy statements of the 15 peer group companies set forth above;

•      the Compensation Committee’s judgment of the appropriate target amount by position based on perceived industry practice; and

•      the goal of the Company’s overall compensation plan to have the largest amount of compensation be paid in the form of stock awards, the second largest amount be paid in the form of base salary and the smallest amount be paid in the form of bonus.

Due to their positions and responsibility within the Company, Messrs. Johnston, Smith and McKinney received a higher percentage of salary as the target bonus than did Messrs. Ricketts and Feiner.  In determining the ratio of the potential payments for the achievement of the threshold, target and maximum performance goals, the Compensation Committee adopted Towers Perrin’s findings and set the threshold level potential payment at 50% of the target level potential payment and the maximum level potential payment at 150% of the target level potential payment.  The potential payments based on the performance goals for the 2008 Fiscal Year Bonus are set forth in the table below.

			2008 Bonus Payout
Executive Officer	Base Salary (1/1/2008)	Target Bonus (% of Salary)	Threshold (50% of Target)	Target	Maximum (150% of Target)
S. Jeffrey Johnson	$509,480	75%	$191,000	$382,000	$573,000
Morris B. “Sam” Smith	$300,000	75%	$112,500	$225,000	$338,000
Patrick McKinney	$250,000	75%	$93,750	$187,500	$281,000
Michael J. Ricketts	$187,000	50%	$47,000	$94,000	$141,000
Phillip Feiner (1)	$150,000	50%	$37,500	$75,000	$112,500

(1)	Potential payment is pro rata from May – June 2008 based on becoming an executive officer on May 7, 2008 as described below.

In addition, as described above, the Compensation Committee is also authorized to make an up to 25% discretionary performance metric in order to provide the committee with discretionary authority to make additional bonus awards to executive officers to reward executive officers for performance that would not necessarily be reflected in the four performance metrics.

Since Mr. Feiner was not promoted to an executive officer until May 7, 2008, he was not covered by the 2008 Fiscal Year Bonus until his promotion.  In November 2007, he received a performance related bonus of $23,000.  Although the threshold, target and maximum performance goals and possible discretionary bonus amounts under the 2008 Fiscal Year Bonus are the same for Mr. Feiner as for the other executive officers that were executive officers in February 2008, his threshold, target and maximum potential payments are pro rated from May 2008 through June 30, 2008 such that his threshold potential payment for meeting the threshold goals was $6,250, his target potential payment for meeting the target goals was $12,500 and his maximum potential payment for meeting the maximum performance goals was $18,750.

Since Mr. Daitch did not join the Company until June 23, 2008, he did not participate in the 2008 Fiscal Year Bonus.

On September 8, 2008, the Compensation Committee authorized the following bonuses for the executive officers:

Executive Officer	September 2008 Bonus
S. Jeffrey Johnson Chairman of the Board and Chief Executive Officer	$33,039
Morris B. Smith Senior Vice President	$40,000
Patrick McKinney Senior Vice President – Engineering and Operations	$16,212
Michael J. Ricketts Vice President and Principal Accounting Officer	$30,000
Phillip Feiner Vice President and General Counsel	$10,000

For Fiscal 2008, we had Finding and Development Costs of $9.93 per BOE which was between our threshold and target performance goal.  The 2008 Fiscal Year Bonus paid to Messrs. Johnson and McKinney were based on the amount associated with having Finding and Development Costs of $9.93 per BOE.  The 2008 Fiscal Year Bonus paid to Messrs. Smith and Ricketts were based on the amount associated with having Finding and Development Costs of $9.93 per BOE and a discretionary amount based on the positive reviews of their performance by our independent public accountants and our internal auditors.  The 2008 Fiscal Year Bonus paid to Mr. Feiner was based on the amount associated with having Finding and Development Costs of $9.93 per BOE and a discretionary amount based on the positive reviews of his performance by management and the Board of Directors.

The Board of Directors ratified the Compensation Committee’s payments under the 2008 Fiscal Year Bonus.

Stock Incentive Plan.

In June 2007, in keeping with a general trend, we decided to no longer issue stock options to our executive officers, but just to issue restricted stock.  This is due to both the lack of favorable tax and accounting treatment of stock options as compared to restricted stock as was formerly the case and the desire to reduce the dilution to our stockholders since less shares of restricted stock must be granted to get the same value as shares exercised pursuant to stock options.

As compensation for Fiscal 2007 performance, on June 28, 2007 the Compensation Committee authorized the granting on July 2, 2007 to our executive officers of the following shares of restricted stock with the restrictions on transfer lapsing for one-third of the shares on the first, second and third anniversaries of July 2, 2007 if such executive officer is still employed on such dates:

Executive Officer	July 2007 Restricted Stock
S. Jeffrey Johnson Chairman of the Board and Chief Executive Officer	135,000 shares
Morris B. Smith Senior Vice President – Chief Financial Officer	115,000 shares
Patrick McKinney Senior Vice President – Engineering and Operations	115,000 shares
Michael J. Ricketts Vice President and Principal Accounting Officer	30,000 shares

Messrs. Johnson and Smith made recommendations to the Compensation Committee regarding the restricted stock grants, although Mr. Johnson did not make a recommendation regarding himself and Mr. Smith did not make a recommendation regarding himself.  In determining the amount of the restricted stock grants, the Compensation Committee took into account the stock options that were granted in December 2006 such that the entire Fiscal 2007 stock incentive grants would be considered based on the Fiscal 2007 results.  The Compensation Committee did not take into account specific Fiscal 2007 individual performance factors, but rather considered the individual factors described above under “Fiscal 2008 – Base Salary” and the performance of the Company for the entire year described above under “Fiscal 2008 – Base Salary.”  The vesting schedule encourages the executives to remain Cano employees.

Prior to Mr. Feiner becoming an executive officer, on February 18, 2007, in recognition of his performance, Mr. Feiner was granted stock options to purchase 10,000 shares of common stock at $5.75 per share with one-third of the stock options vesting on the first, second and third anniversaries of February 18, 2008 if he is still employed on such dates.

As compensation for Fiscal 2008, at the last Compensation Committee meeting of Fiscal 2008 on May 7, 2008, the Compensation Committee authorized the granting on May 12, 2008 to our executive officers at that time of the following shares of restricted stock with the restrictions on transfer lapsing for one-third of the shares on the first, second and third anniversaries of May 12, 2008 if such executive officer is employed on such dates:

Executive Officer	May 2008 Restricted Stock
S. Jeffrey Johnson Chairman of the Board and Chief Executive Officer	160,000 shares
Morris B. Smith Senior Vice President – Chief Financial Officer	120,000 shares
Patrick McKinney Senior Vice President – Engineering and Operations	120,000 shares
Michael J. Ricketts Vice President and Principal Accounting Officer	30,000 shares
Phillip Feiner Vice President and General Counsel	30,000 shares

Messrs. Johnson and Smith made recommendations to the Compensation Committee regarding the restricted stock grants, although Mr. Johnson did not make a recommendation regarding himself and Mr. Smith did not make a recommendation regarding himself.  In determining the amount of the restricted stock grants, the Compensation Committee did not take into account specific individual performance factors, but rather considered the number of restricted shares granted on July 2, 2007 in recognition of the Fiscal 2007, the position held by each executive officer and our results as compared to long term performance goals as set forth below.  As a result of his position as Chairman of the Board and Chief Executive Officer, Mr. Johnson received the largest increase in the number of shares of restricted stock granted as compared to the July 2, 2007 grant with Messrs. Smith and McKinney receiving the next largest increase in the number of shares of restricted stock granted as compared to the July 2, 2007 grant due to their positions with the company.  The vesting schedule encourages the executives to remain Cano employees.

The results as compared to long term performance goals that were considered in making the restricted stock grants were as follows:

•      November 2007 equity raise of $25 million;

•      December 2007 $150 million universal shelf registration statement;

•      handling of the fire litigation; and

•      the value added to the Company from the following general items from July 2007 – April 2008:

•      drilling 64 wells; and

•      performing capital workovers on over 240 wells;

•      the value added to the Company from the following specific items from July 2007 – April 2008:

•      Panhandle Field – completing three phases of the Cockrell Ranch waterflood and initiating full injection in February 2008;

•      Cato Field – initiating 20-acre waterflood infill development, drilling 28 new well and returning to production an additional 35 wells and increasing production from the field as a whole;

•      Desdemona Field – completing the first phase of the waterflood facilities, receiving the injection permit in September 2008 and immediately beginning injection of 5,000 BWPD; and

•      Nowata Properties — completing the Nowata ASP pilot in December 2007 and having continuous injection since that time.

As described above, Mr. Daitch became our Senior Vice President and Chief Financial Officer on June 23, 2008.  In searching for a Chief Financial Officer, the Compensation Committee hired Ray Partners to assist the committee, and Ray Partners reviewed survey data from compensation consulting firms for oil and natural gas exploration and production companies and provided the Compensation Committee with a range for a possible equity grant for a Chief Financial Officer.  Based on the information provided by Ray Partners, the Compensation Committee negotiated an employment agreement with Mr. Daitch with his equity grant being 100,000 shares of restricted stock with the restrictions on transfer lapsing for one-third of the shares on the first, second and third anniversaries of June 23, 2008 if he is employed on such dates, This number of shares was at the lower end of the Ray Partners range.  The Compensation Committee recommended this employment agreement to the Board of Directors which approved the agreement.

The Board of Directors ratified all of the restricted stock awards made by the Compensation Committee.

Fiscal 2009

Base Salary.  At the last Compensation Committee meeting of Fiscal 2008 on May 7, 2008, based on the recommendations of Messrs. Johnson and Smith, although neither Mr. Johnson nor Mr. Smith made recommendations regarding himself, the Compensation Committee recommended to the Board of Directors and the Board of Directors approved the extending of the employment agreements of Messrs. Johnson, Smith, McKinney and Ricketts through May 31, 2011.  In determining to extend the employment agreements, the Compensation Committee considered the desire to provide incentive for the executive officers to remain with the Company and the results as compared to the long term performance of the Company described above under “Fiscal 2008 – Stock Incentive Plan.”  At its May 2008 meeting, the Compensation Committee determined that the Fiscal 2008 base salaries were appropriate for Fiscal 2009 based on the Company’s overall compensation plan to have the largest amount of compensation be paid in the form of stock awards, the second largest amount be paid in the form of base salary and the smallest amount be paid in the form of bonus.  Therefore, the Compensation Committee did not recommend any base salary changes for Fiscal 2009 for Messrs. Johnson, Smith, McKinney or Ricketts.  Pursuant to the terms of his employment agreement, on January 1, 2009, Mr. Johnson’s annual base salary is set to increase by at least 7% to at least $545,145. Mr. Johnson has elected to forego this annual base salary increase for January 2009.

On September 8, 2008, at the recommendation of Messrs. Johnson, Smith and Daitch due to his performance, the Compensation Committee recommended to the Board of Directors, and the Board of Directors approved, an increase to Mr. Feiner’s annual base salary to $170,000.

Cash Bonuses.  As described above under “Fiscal 2008 – Cash Bonuses,” in February 2008, the Compensation Committee recommended to the Board of Directors and the Board of Directors adopted the 2008 Annual Incentive Plan which sets forth the procedures for setting performance goals and potential payments.

In setting the annual bonus goals and potential payments for the Fiscal 2009 (the “2009 Fiscal Year Bonus”) at its October 2008 meeting, the Compensation Committee followed the recommendation of Messrs. Johnson and Daitch to maintain the following four performance metrics which reflect the most important short-term factors on which the executive officers should focus:

•      Average Daily Production for Fiscal 2009;

•      Proved Developed Producing Reserves;

•      EBITDA (earnings before interest, taxes, depreciation and amortization); and

•      Finding and Development Costs.

After considering the recommendation of Messrs. Johnson and Daitch, the Compensation Committee determined that the target performance goal for each of the four performance metrics would be above the budgeted amount for each metric in order to provide an incentive for the executive officers to have the Company exceed the budgeted amounts while still providing an achievable goal.  The Compensation Committee decided that the threshold performance goal for each of the four performance metrics would be 90% of the target performance goal.  With regard to the maximum performance goal for each of the four performance metrics, the Compensation Committee determined to set it at 120% of the target performance goal.

The Compensation Committee determined the relative weighting of the four performance goals based the relative importance of the strategic goals of the Company.  The Fiscal 2009 performance goals and weighting of such goals are set forth below (Cano notes that these goals are part of Cano’s incentive program and do not correspond to any financial or performance guidance that Cano has provided or will provide and should not be considered as statements of Cano’s expectations or estimates):

	Performance Goals
Performance Measure	Threshold	Target	Maximum	Weighting
Company Goals
Production*	1,212 BOEPD	1,346 BOEPD	1,616 BOEPD	55%
Proved Developed Producing Reserves	11,400 BOE	12,667 BOE	15,200 BOE	15%
EBITDA	$13,155,000	$14,617,000	$17,540,000	15%
Finding & Development Costs	$24.87 per BOE	$22.38 per BOE	$18.65 per BOE	15%

*Average daily production for Fiscal 2009.

As with the 2008 Fiscal Year Bonus, in setting the potential payments to be made to the executive officers upon the achievement of the target performance goal for all four metrics, the Compensation Committee considered the following:

•      the general information by position obtained by the Compensation Committee from a review of the proxy statements of the 15 peer group companies set forth above;

•      the Compensation Committee’s judgment of the appropriate target amount by position based on perceived industry practice; and

•      the goal of the Company’s overall compensation plan to have the largest amount of compensation be paid in the form of stock awards, the second largest amount be paid in the form of base salary and the smallest amount be paid in the form of bonus.

Due to their positions and responsibility with the Company, Messrs. Johnson, Daitch and McKinney received a higher percentage of salary as the target bonus than did Messrs. Ricketts and Feiner.  In determining the ratio of the potential payments for the achievement of the threshold, target and maximum performance goals, the Compensation Committee adopted Towers Perrin’s Fiscal 2008 findings and as with the 2008 Fiscal Year Bonus set the threshold level potential payment for achieving all four metrics at 50% of the target level potential payment and the maximum level potential payment for achieving all four metrics at 150% of the target level potential payment.  The potential payments based on the performance goals for the 2009 Fiscal Year Bonus are set forth in the table below.

			2009 Bonus Payout
Executive Officer	Base Salary	Target Bonus (% of Salary)	Threshold (50% of Target)	Target	Maximum (150% of Target)
S. Jeffrey Johnson	$509,480	75%	$191,055	$382,110	$573,165
Benjamin Daitch	$250,000	75%	$93,750	$187,500	$281,250
Patrick McKinney	$250,000	75%	$93,750	$187,500	$281,250
Michael J. Ricketts	$187,000	50%	$46,750	$93,500	$140,250
Phillip Feiner	$170,000	50%	$42,500	$85,000	$127,500

The Compensation Committee is authorized in its sole discretion to exercise negative discretion for up to 25% of the award.

Benefits.  We offer a variety of health and welfare programs to all eligible employees, including the executive officers.  The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability. We provide full time employees, regularly scheduled to work 40 or more hours per week, short and long-term disability and basic life insurance at no cost to the employee.  In May 2008, we initiated a 401(K) plan for all full time employees, including the executive officers in which we match up to 4% of contributions.  Since we instituted the 401(K) plan in May 2008, we have matched 4% of contributions.  In addition, for Messrs. Johnson, Daitch, Smith (through his retirement on September 30, 2008), McKinney and Ricketts, we pay for lunch/athletic club dues and, in addition, for Mr. Johnson we pay for country club dues and, pursuant to his employment agreement, provide a car allowance, which he relinquished in October 2008.  The Compensation Committee believes that the lunch/athletic club and country club dues and, when it was in place, car allowance are benefits for Mr. Johnson that are comparable with those received by other chief executive officers and that the lunch/athletic club dues for the other executive officers are benefits that are comparable with those received by other executive officers.

On September 30, 2008, Mr. Smith retired as Senior Vice President, and on October 1, 2008, Cano and Mr. Smith entered into a Consulting Agreement (the “Consulting Agreement”) with a one year term, with each party having the right to terminate the Consulting Agreement on 30 days notice.  The Consulting Agreement provides for Mr. Smith to receive $3,000 per month and to provide at least 15 hours of consulting services as requested by the Chief Executive Officer.  Mr. Smith shall receive $200 per hour for any consulting services during any calendar month in excess of 15 hours.  In connection with entering into the Consulting Agreement, on September 30, 2008, Cano vested 86,043 shares of Mr. Smith’s restricted stock with the remaining 130,624 shares of restricted stock being forfeited.

How Elements of Our Compensation Program Are Related to Each Other

We view the various components of compensation as related but distinct with a significant portion of total compensation reflecting “pay for performance.”  Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash or non-cash compensation, or among different forms of non-cash compensation.  However, for Fiscal 2008, Messrs. Johnson, Smith and McKinney received (i) the most value from the May 2008 restricted stock grants which related to Fiscal 2008 results, (ii) the second most value from the July 2007 restricted stock grants which related to Fiscal 2007 results, (iii) the third most value from their base salaries and (iv) the least value from their cash bonuses.  For Fiscal 2008 for Mr. Ricketts, he received (i) the most value from the May 2008 restricted stock grant which related to Fiscal 2008 results, (ii) the second most value from his base salary, (iii) the third most value from the July 2007 restricted stock grant which related to Fiscal 2007 results and (iv) the least value from his cash bonus.  For Fiscal 2008 for Mr. Feiner, he received (i) the most value from the May 2008 restricted stock grant which related to Fiscal 2008 results, (ii) the second most value from his base salary and (iii) the least value from his cash bonus.  Since Mr. Feiner was not an executive officer in June-July 2007, he did not receive a restricted stock grant in July 2007.  The Compensation Committee anticipates that the ranking of the value of stock grants, base salaries and cash bonuses in descending order will remain its goal for Fiscal 2009 although there is no set ratio between the 3 elements.

Accounting and Tax Considerations

To date, our compensation program has complied with Section 162(m) of the Code.  Under Section 162(m), a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1 million in any taxable year, unless the compensation is performance based.  In connection with the 2008 Annual Stockholders Meeting, we will request that the stockholders approve the 2008 Annual Incentive Plan.  If the stockholders approve such plan, we anticipate that any bonuses paid under the 2008 Annual Incentive Plan in fiscal year 2010 and beyond will be deemed to be performance based and meet the qualifications of Section 162(m).

Although we will generally attempt to structure executive compensation so as to preserve deductibility, we also believe that there may be circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Internal Revenue Code, including any bonuses paid under our 2009 Fiscal Year Bonus.  Although equity awards may be deductible for tax purposes by us, the accounting rules pursuant to Statement of Financial Accounting Standard 123R, Share-Based Payment, require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Termination of Employment Arrangements

Employment Agreements

As described under “Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table, we have entered into employment agreements with Messrs. Johnson, Daitch, Smith, McKinney, Ricketts and Feiner.  Mr. Smith’s employment agreement terminated upon his retirement on September 30, 2008.

If we do one of the following:

•      terminate a executive officer other than due to his physical or mental illness or other than for “Cause;”

•      assign him any duties materially inconsistent with his current position with us; or

•      assign him a title, office or status which is inconsistent with his present title, office or status, other than a promotion,

we shall pay him the greater of the following:

•      his annual base salary for the remainder of the term of his employment agreement; or

•      six months of his annual base salary.

See the definition of “Cause” under “Discussion Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.”

If within twelve months after a “Change in Control,” we terminate any executive officer’s employment for any reason or if any executive officer resigns at any time after any diminution of his job title, duties or compensation or the relocation of him to an office in a county that does not abut Tarrant County, Texas, we shall pay such executive officer three times his annual salary and three times his prior year’s bonuses and shall provide for three years to him, his spouse and dependents the right to participate in any health and dental plans that we maintain for our employees.

See the definition of “Change in Control” under “Potential Payments Under Termination or Change-in-Control.”

Equity Plans.  Pursuant to their stock option agreements, upon a “Change in Control,” the unvested stock options of all employees, including the executive officers, vest immediately prior to the effective date of the “Change in Control.”  On August 20, 2007, we amended the restricted stock award agreements of all employees, including the executive officers, such that upon a “Change in Control,” the unvested restricted stock also vests immediately prior to the effective date of the “Change in Control.”

The “Change in Control” provisions in both the employment agreements and the stock option and restricted stock agreements help prevent management from being distracted by rumored or actual changes in control.  The “Change in Control” provisions provide:

•      incentives for executive officers to remain with Cano despite the uncertainties of a potential or actual change in control transaction;

•      assurance of severance and benefits for terminated executive officers; and

•      access to equity components after a change in control.

While there is a double trigger for an executive officer to receive cash payments upon a change in control, there is a single trigger for the vesting of stock options and restricted stock agreements for all employees for the following reasons:

•      to be competitive with what we believe to be the standards for the treatment of equity upon a change in control;

•      employees who remain after a change of control are treated the same with regard to equity as the general stockholders who could sell or otherwise transfer their equity upon a change in control; and

•      since Cano would not exist in its present form after a change in control, executives should not have to have their return on such equity dependent upon the new company’s future success.

Stock Ownership Policy

Currently the Company does not have a stock ownership policy and does not have a policy that prohibits employees hedging their economic exposure to any shares of the Company stock that they might own or from pledging their shares.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K, Item 402(b) with management. Based on the review and discussions referred to in the preceding sentence, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

By the Compensation Committee:

Donald Niemiec, Chairman
Robert L. Gaudin
David Wehlmann

2008 and 2007 Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by or paid to (i) S. Jeffrey Johnson, our Chief Executive Officer and Chairman of the Board for Fiscal 2007 and Fiscal 2008, (ii) Morris B. Smith, our Senior Vice President and Chief Financial Officer for Fiscal 2007 and through June 23, 2008 and a Senior Vice President from June 23, 2008 through June 30, 2008, (iii) Benjamin Daitch, our Senior Vice President and Chief Financial Officer since June 23, 2008, (iv) Patrick M. McKinney, our Senior Vice President of Engineering and Operations, and Michael J. Ricketts, our Vice President and Chief Accounting Officer, for Fiscal 2007 and Fiscal 2008 and (v) Phillip Feiner, our Vice President and General Counsel since May 7, 2008.  This table and the accompanying narrative should be read in conjunction with the Compensation Discussion and Analysis, which sets forth the objectives and other information regarding our executive compensation program.  Since Mr. Feiner was not an executive officer during Fiscal 2007, his compensation is only shown for Fiscal 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(c)	Total ($)
S. Jeffrey Johnson	2008	492,815	—	535,237	112,688	33,039	29,355	1,203,134
Chief Executive Officer and Chairman of the Board	2007	460,575	300,000	—	77,236	—	24,479	862,290
Benjamin Daitch	2008	4,808	—	10,263	—	—	231	15,302
Senior Vice President and Chief Financial Officer
Morris B. Smith	2008	300,000	—	533,369	39,441	40,000	—	912,810
Senior Vice President	2007	240,000	200,000	195,279	57,863	—	—	693,142
Patrick M. McKinney	2008	250,000	—	497,700	56,344	16,212	1,385	821,641
Senior Vice President of Engineering and Operations	2007	194,375	150,000	55,237	38,618	—	—	438,230
Michael J. Ricketts	2008	187,000	—	116,110	45,075	30,000	748	378,933
Vice President and Principal Accounting Officer	2007	175,000	93,000	—	30,894	—	—	298,894
Phillip Feiner	2008	143,118	23,000	15,297	17,678	10,000	—	209,093
Vice President and General Counsel

(a)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2007 and Fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 8 of Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.  The restricted stock was granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of vesting or the time of sale of the restricted stock.

(b)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in our Fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 8 of Notes to Consolidated Financial Statements in our 2008 Form 10-K.  All stock options were under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of exercise

(c)           For Mr. Johnson, “All Other Compensation” consists of the total of all car allowances, lunch/athletic club dues and country club dues we paid for on behalf of Mr. Johnson and all Company 401(K) contributions.  For all others, consists of Company 401(K) contributions.

Grants of Plan-Based Awards During Fiscal Year 2008

Shown in the table below are the restricted stock and stock option grants to acquire common stock made during Fiscal 2008 to our executive officers under the 2005 Long-Term Incentive Plan.

	Compensation Committee	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Approval	Grant	Threshold	Target	Maximum	of Stock	Options	Awards	Awards
Name	Date	Date	($)(a)	($)(b)	($)(c)	(#)	(#)	($/Sh)(d)	($)(e)
S. Jeffrey Johnson			19,100	382,000	573,000	—	—	—	—
	6/28/07	7/2/07	—	—	—	135,000	—	—	788,400
	5/7/08	5/12/08	—	—	—	160,000	—	—	1,152,000
Ben Daitch	6/12/08	6/23/08	—	—	—	100,000	—	—	933,000
Morris B. Smith			11,250	225,000	338,000	—	—	—	—
	6/28/07	7/2/07	—	—	—	115,000	—	—	671,600
	5/7/08	5/12/08	—	—	—	120,000	—	—	864,000
Patrick M. McKinney			9,375	187,500	281,000	—	—	—	—
	6/28/07	7/2/07	—	—	—	115,000	—	—	671,600
	5/7/08	5/12/08	—	—	—	120,000	—	—	864,000
Michael J. Ricketts			4,700	94,000	141,000	—	—	—	—
	6/28/07	7/2/2007	—	—	—	30,000	—	—	175,200
	5/7/08	5/12/08	—	—	—	30,000	—	—	216,000
Phillip Feiner (f)			624	12,495	18,743	—	—	—	—
	(g)	2/19/08	—	—	—	—	10,000	5.75	26,500
	5/7/08	5/12/08	—	—	—	30,000	—	—	216,000

(a)           The threshold amount is the least amount that could be earned assuming that only either the threshold EBITDA or Finding and Development Cost performance goal is met since these goals have the lowest weighting.

(b)           The target amount is the amount that could be earned assuming that the target performance goals of all four performance metrics are met and the target discretionary amount is awarded.

(c)           The maximum amount is the amount that could be earned assuming that the maximum performance goals of all four performance metrics are met and the maximum discretionary amount is awarded.

(d)           The exercise price is based on our closing stock price of $5.75 on February 19, 2008.

(e)           The grant date fair value was determined in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and represents the full grant date fair value for restricted stock awards and options granted during Fiscal 2008.

(f)            Mr. Feiner was not granted potential awards under non-equity incentive plan awards until May 2008; therefore, his amounts represent only the May-June 2008 portion of Fiscal 2008.

(g)           Granted by Chief Executive Officer pursuant to authority granted by the Board of Directors under the 2005 Long-Term Incentive Plan since Mr. Feiner was not an executive officer at such time.

Discussion Regarding Summary Compensation Table and Grants of Plan-Based Awards Table

We are party to employment agreements with the executive officers as follows:

S. Jeffrey Johnson.  We have an employment agreement with Mr. Johnson through May 31, 2011 pursuant to which he receives a current annual salary of $509,480 and a bonus to be determined at the discretion of the Board of Directors of up to Mr. Johnson’s entire annual base salary. Mr. Johnson is entitled to receive raises of at least 7% per year effective on January 1 of each year. Mr. Johnson has elected to forego his 7% annual raise that was to be effective January 1, 2009.

Benjamin Daitch.  We have an employment agreement with Mr. Daitch through June 23, 2011, appointing him as Senior Vice President and Chief Financial Officer.  Pursuant to the employment agreement, his current annual salary is $250,000 and he is eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary and/or stock bonuses.

Morris B. “Sam” Smith.  We had an employment agreement with Mr. Smith through May 31, 2011, appointing him as Senior Vice President and Chief Financial Officer and this employment agreement terminated on September 30, 2008 upon Mr. Smith’s retirement from the Company.

Patrick McKinney.  We have an employment agreement with Mr. McKinney through May 31, 2011, appointing him as Senior Vice President—Engineering and Operations. Pursuant to the employment agreement, his current annual salary is $250,000 and he is eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary and/or stock bonuses.

Michael J. Ricketts.  We have an employment agreement through May 31, 2011 with Michael J. Ricketts, Vice President and Principal Accounting Officer. Pursuant to the employment agreement, his current annual salary is $187,000 and he is eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary.

Phillip Feiner.  We have an employment agreement with Mr. Feiner through May 31, 2011, appointing him as Vice President and General Counsel.  On September 8, 2008, we amended his employment agreement to increase his current annual base salary to $170,000.  Pursuant to the employment agreement, his current annual salary is $170,000 and he is eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary and/or stock bonuses.

Pursuant to the employment agreements with Messrs. Johnson, Daitch, Smith (through September 30, 2008), McKinney, Ricketts and Feiner, without incurring any additional liability, we may terminate the employment of any of them prior to the termination of his employment agreement for the following:

•      upon his death,

•      if, due to illness, he shall have been absent or unable to perform his duties for a total of 90 days during any 12 month period, or

•      for “Cause.”

We shall have “Cause” to terminate the employment of each of Messrs. Johnson, Daitch, Smith and Feiner under his employment agreement upon one of the following:

•      the willful and continued failure by him to perform his duties;

•      the willful engaging in misconduct which is injurious or disparaging to us; or

•      the conviction any felony or crime of moral turpitude.

We shall have “Cause” to terminate either Mr. McKinney’s employment or Mr. Ricketts’s employment under his employment agreement upon one of the following:

•      financial dishonesty;

•      willful refusal for at least 10 days to comply with reasonable directions of us after receiving written notice of such noncompliance;

•      gross negligence or reckless or willful misconduct in the performance of his duties;

•      the failure to perform, or continuing neglect in the performance of duties for at least 10 days after receipt of written notice of such failure or neglect;

•      misconduct which has a materially adverse effect on our business or reputation;

•      use of illicit or illegal drugs;

•      abuse of alcohol or prescription medication;

•      the conviction of, or plea of nolo contender to, any felony or a misdemeanor involving moral turpitude or fraud;

•      continuing the material breach of any provision of the employment agreement for at least 10 days after receipt of written notice of such breach;

•      the violation of our policies; or

•      a violation of the confidentiality and non-competition provisions in the employment agreement.

See “Potential Payments Under Termination or Change in Control” for additional information regarding the specific financial ramifications for termination of a executive officer for “cause” or pursuant to a “change in control.”

Bonuses.  See “Compensation Discussion and Analysis – How We Determine Each Element of Compensation – Fiscal 2008 – Cash Bonuses,” regarding the cash bonuses that we paid to the executive officers in September 2008 and the rationale for such payments as well as a cash bonus paid to Mr. Feiner in November 2007.

Stock Incentive Plan.  See “Compensation Discussion and Analysis – How We Determine Each Element of Compensation – Fiscal 2008 – Stock Incentive Plan,” regarding the restricted stock granted to Messrs. Johnson, Smith, McKinney and Ricketts on July 2, 2007 and May 12, 2008, the stock options granted to Mr. Feiner on February 18, 2008, the restricted stock granted to Mr. Feiner on May 12, 2008, the restricted stock granted to Mr. Daitch on June 23, 2008 and the rationale for such grants.

General.  Any dividends that are paid on our common stock are also payable on the restricted stock.  The executive officers have the right to vote all shares of restricted held by them.

Base salary paid and the amount of cash bonuses/non-equity incentive plan compensation paid represented from 31.4% to 84.2% of the executive officers’ total compensation as represented in the Summary Compensation Table with the percentages being as follows:  Mr. Johnson – 43.7%; Mr. Daitch – 31.4%; Mr. Smith – 37.2%; Mr. McKinney – 32.4%; Mr. Ricketts – 57.3%; and Mr. Feiner – 84.2%.

Outstanding Equity Awards at June 30, 2008

The following table summarizes the total outstanding equity awards as of June 30, 2008 for each executive officer.  The market value of the stock awards was based on the closing price of our common stock as of June 30, 2008 (the last trading day of the Fiscal 2008) which was $7.94 per share.  The unvested restricted stock grants and stock option awards include the grants of restricted stock and grants of stock options made in Fiscal 2008 which are also included in the Grants of Plan-Based Awards Table, all of which were unvested at June 30, 2008.

	Option Awards				Stock Awards
	Number of	Number of			Number	Market
	Securities	Securities			of Shares	Value of
	Underlying	Underlying			of Stock	Shares of
	Unexercised	Unexercised	Option		That	Stock That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable (b)	($)	Date	(#)(c)	($)(a)
S. Jeffrey Johnson	33,000	66,667	5.42	12/28/2016	295,000	2,342,300
Benjamin Daitch	—	—	—	—	100,000	794,000
Morris B. Smith	25,000	—	6.30	12/13/2015	255,000	2,024,700
	11,667	23,333	5.42	12/28/2016	—	—
Patrick M. McKinney	16,667	33,333	5.42	12/28/2016	265,000	2,104,100
Michael J. Ricketts	13,333	26,667	5.42	12/28/2016	60,000	476,400
Phillip Feiner	—	12,000	6.15	6/30/2017	30,000	238,200
	—	10,000	5.75	2/19/2018	—	—

(a)      The market value is based on the June 30, 2008 closing price of $7.94 per share.

(b)      The following table provides the vesting dates as of June 30, 2008 for unvested stock options.

Vesting Date	S. Jeffrey Johnson	Morris B. Smith (1)	Patrick McKinney	Michael Ricketts	Phillip Feiner
December 28, 2008	33,333	11,666	16,666	13,333	—
February 19, 2009	—	—	—	—	3,333
December 28, 2009	33,334	11,667	16,667	13,334	—
February 19, 2010	—	—	—	—	3,333
June 30, 2010	—	—	—	—	12,000
February 19, 2011	—	—	—	—	3,334
Total Unvested Stock Options	66,667	23,333	33,333	26,667	22,000

(1)           Due to Mr. Smith’s retirement on September 30, 2008, these stock options were forfeited.

(c)      The following table provides the vesting dates as of June 30, 2008 for unvested stock awards.

Vesting Date	S. Jeffrey Johnson	Benjamin Daitch	Morris B. Smith		Patrick McKinney	Michael Ricketts	Phillip Feiner
July 2, 2008	45,000	—	38,333		38,333	10,000	—
May 12, 2009	53,333	—	40,000	(1)	40,000	10,000	10,000
June 23, 2009	—	33,333	—		—	—	—
July 2, 2009	45,000	—	38,333	(1)	38,333	10,000	—
May 12, 2010	53,333	—	40,000	(1)	40,000	10,000	10,000
June 23, 2010	—	33,333	—		—	—	—
July 2, 2010	45,000	—	38,334	(1)	38,334	10,000	—
May 12, 2011	53,334	—	40,000	(1)	40,000	10,000	10,000
June 23, 2011	—	33,334	—		—	—	—
Total Unvested Stock Awards	295,000	100,000	255,000	(1)	265,000	60,000	30,000

(1)           Pursuant to his consulting agreement entered into on October 1, 2008 with the Company, on September 30, 2008, the Company vested 86,043 shares of Mr. Smith’s restricted stock with the remaining 130,624 shares of restricted stock being forfeited.

Option Exercises and Stock Vested During Fiscal Year 2008

The following table summarizes for Fiscal 2008 the number of shares of stock acquired by Mr. Smith upon the vesting of restricted stock and the value realized, before payout of any applicable withholding tax.  No other executive officers had any restricted stock vest in Fiscal 2008 and no executive officers exercised any stock options in Fiscal 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Morris B. Smith	25,000	188,500

Potential Payments Upon Termination or Change-in-Control

Termination without Death, Physical or Mental Illness or Cause

If we do one of the following to Messrs. Johnson, Daitch, Smith (through September 30, 2008), McKinney, Ricketts or Feiner:

•      terminate him other than due to his death, physical or mental illness or other than for “Cause;”

•      assign him any duties materially inconsistent with his current position with us; or

•      assign him a title, office or status which is inconsistent with his present title, office or status, other than a promotion,

we shall pay him in a lump sum the greater of the following:

•      his annual base salary for the remainder of the term of his employment agreement; or

•      six months of his annual base salary; plus

•      any accrued and unused vacation days.

See the definition of “Cause” set forth in “Discussion Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.”

Termination upon Death or Disability

Pursuant to the terms of the 2008 Annual Incentive Plan, if Messrs. Johnson, Daitch, Smith (through September 30, 2008), McKinney, Ricketts or Feiner dies or becomes disabled and cannot work during the fiscal year, such executive officer shall, if the Compensation Committee so determines, be eligible to receive pro rata portion of the bonus that would have been payable to such executive officer, if he had remained employed, based on the number of days worked during the applicable performance period.  The table below assumes that the Compensation Committee would pay the amount earned under the 2008 Fiscal Year Bonus to the executive officer that died or became disabled.

Change of Control

If within twelve months after a “Change in Control,” we terminate the employment of Messrs. Johnson, Daitch, Smith (through September 30, 2008), McKinney, Ricketts or Feiner for any reason or if any of them resigns at any time after any diminution of his job title, duties or compensation or the relocation of him to an office in a county that does not abut Tarrant County, Texas, we shall pay in a lump sum the applicable executive officer three times his annual salary and three times his prior year’s bonuses and shall provide for three years to him, his spouse and dependents the right to participate in any health and dental plans that we maintain for our employees, on the same basis as participation by such employees.  The table below assumes that the Compensation Committee would pay three times the amount earned under the 2008 Fiscal Year Bonus to the executive officer.

A “Change in Control” shall mean the following:

•     any transaction in which Cano is not the continuing or surviving corporation or pursuant to which shares of Cano’s common stock would be converted into cash, securities or other property unless the holders of Cano’s common stock immediately prior to such transaction have the same proportionate ownership of common stock of the surviving corporation immediately after such transaction;

•     any transfer of all or substantially all of the assets of Cano;

•     the stockholders of Cano approve any plan or proposal for the liquidation or dissolution of Cano;

•     the cessation of control of the board by the individuals who:

•      at the effective date of the agreement were directors; or

•      become directors after the effective date of the agreement and whose election or nomination for election by Cano’s stockholders was approved by a vote of at least two-thirds of the directors then in office who were directors at the effective date or whose election or nomination for election was previously so approved;

•     subject to certain exceptions, the acquisition of beneficial ownership of 50% or more of the voting power of Cano’s outstanding voting securities by any person or group who beneficially owned less than 50% of the voting power of Cano’s outstanding voting securities on the effective date; or

•     a Cano bankruptcy proceeding.

As described in “Compensation Discussion and Analysis – Termination of Employment Arrangements – Equity Plans,” the unvested stock options and restricted stock of all employees, including the executive officers, vest immediately prior to the effective date of a “Change-in-Control.”

Set forth below are the amounts that our executive officers would have received if specified events had occurred on June 30, 2008.  The closing stock price on June 30, 2008 was $7.94 per share.

	Event	Cash Salary	Cash Bonus	Accrued and Unused Vacation	Acceleration of Options and Restricted Stock (5)	Welfare Benefits	Total
S Jeffrey Johnson	Termination (1)	$1,643,247	$—	$19,595	$—	—	$1,662,842
	Termination (2)	—	33,039	19,595	—	—	52,634
	Change in Control and Termination (3)	1,528,440	99,117	19,595	2,510,301	37,800	4,195,253
	Change in Control and No Termination (4)	—	—	—	2,510,301	—	2,510,301

Benjamin Daitch	Termination (1)	$750,000	—	$9,615	—	—	$759,615
	Termination (2)	—	—	9,615	—	—	9,615
	Change in Control and Termination (3)	750,000	—	9,615	794,000	37,800	1,591,415
	Change in Control and No Termination (4)	—	—	—	794,000	—	794,000

Morris B. Smith	Termination (1)	$875,000	—	$11,538	—	—	$886,538
	Termination (2)	—	40,000	11,538	—	—	51,538
	Change in Control and Termination (3)	900,000	120,000	11,538	2,083,500	1,600	3,116,638
	Change in Control and No Termination (4)	—	—	—	2,083,500		2,083,500

Patrick M. McKinney	Termination (1)	$729,167	—	$9,615	—	—	$738,782
	Termination (2)	—	16,212	9,615	—	—	25,827
	Change in Control and Termination (3)	750,000	48,636	9,615	2,188,100	37,800	3,034,151
	Change in Control and No Termination (4)	—	—	—	2,188,100	—	2,188,100

Michael J. Ricketts	Termination (1)	$545,417	—	$7,192	—	—	$552,609
	Termination (2)	—	30,000	7,192	—	—	37,192
	Change in Control and Termination (3)	561,000	90,000	7,192	543,600	37,800	1,239,592
	Change in Control and No Termination (4)	—	—	—	543,600	—	543,600

Phillip Feiner	Termination (1)	$437,500	—	$5,769	—	—	$443,269
	Termination (2)	—	33,000	5,769	—	—	38,769
	Change in Control and Termination (3)	450,000	99,000	5,769	281,580	37,800	874,149
	Change in Control and No Termination (4)	—	—	—	281,580	—	281,580

(1)

Assumes we terminated the executive officer on June 30, 2008 other than due to his death, physical or mental illness or other than for “Cause.” On June 30, 2008, the term of the employment agreements for Messrs. Johnson, Smith, McKinney, Ricketts and Feiner were to expire on May 31, 2011, and the employment agreement of Mr. Daitch was to expire on June 23, 2011.

(2)	Assumes the executive officer on June 30, 2008 died or was disabled by a physical or mental illness.

(3)

Assumes that within twelve months after a “Change in Control,” we terminated the employment of the executive officer on June 30, 2008 for any reason or on June 30, 2008, the executive officer resigned after any diminution of his job title, duties or compensation or the relocation of him to an office in a county that does not abut Tarrant County, Texas.

(4)

Assumes a “Change in Control” only occurs on June 30, 2008, but that there is not on June 30, 2008 a termination of the employment of the executive officer and there is no resignation on June 30, 2008 due to any diminution of his job title, duties or compensation or the relocation of him to an office in a county that does not abut Tarrant County, Texas.

(5)

This amount reflects (i) for unvested stock options, the difference between the closing price of Cano’s common stock at June 30, 2008 of $7.94 and the exercise price of the unvested options that would vest upon a change of control and (ii) for restricted stock, the value of the restricted stock being vested based on the closing price of Cano’s common stock at June 30, 2008 of $7.94.

2008 Director Compensation

Name	Fees Earned or Paid in Cash (4)	Option Awards (5)	Total
Gerald W. Haddock (1)	$37,000	$115,742	$152,742
Randall Boyd	40,000	115,742	155,742
Donald W. Niemiec	69,000	114,550	183,550
Robert L. Gaudin	53,000	114,550	167,550
William O. Powell	56,000	113,551	169,551
David Wehlmann (2)	45,000	84,644	129,664
Donnie D. Dent (3)	12,000	31,098	43,098

(1)           Resigned as a director on October 23, 2008.

(2)	Elected as a director on December 12, 2007.

(3)	Retired as a director on December 12, 2007.

(4)

Represents the amount of compensation earned and paid in cash during Fiscal 2008 for Board and committee service and includes an amount for pro-rated annual retainer and annual committee retainer fee for services not yet earned from July 1, 2008 through December 31, 2008.

(5)

Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 8 of Notes to Consolidated Financial Statements in our 2008 Form 10-K. The grant date fair value of the stock options granted in Fiscal 2008 for each of Messrs. Haddock, Boyd, Niemiec, Gaudin, Powell and Wehlmann was $507,862. The grant date fair value was determined in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and represents the full grant date fair value for the options granted during Fiscal 2008 to our non-employee directors. The stock options granted during Fiscal 2008 was granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of exercise. At June 30, 2008, our directors had options exercisable into the following number of shares: Mr. Boyd – 100,000 shares; Mr. Haddock – 150,000 shares; Messrs. Gaudin and Niemiec – 45,833 shares, Mr. Powell – 45,137shares and Mr. Wehlmann – 25,000 shares.

Each non-employee director receives an annual cash retainer of $30,000. Each non-employee director receives $1,000 cash for each Board of Directors meeting and Board of Directors committee meeting attended.  The Audit Committee Chairman and Compensation Committee Chairman each receive an additional annual cash retainer to $10,000.  The Nominating and Corporate Governance Committee Chairman receives an additional annual cash retainer of $3,000.

On December 12, 2007, Messrs. Haddock, Boyd, Niemiec, Gaudin, Powell and Wehlmann were granted stock options to purchase 25,000 shares of our common stock at the per share closing price on December 12, 2007 which was $7.25 with such options being immediately vested.  On June 28, 2007, we resolved that upon the resignation of any current member of the Board of Directors who is in good standing on the date of resignation, such member’s unvested stock options shall be vested and shall have the exercise period extended to 24 months after the date of resignation.  On December 12, 2007, Mr. Dent retired as a director, his unvested stock options vested pursuant to this provision and the exercise period for his options was extended to December 12, 2009.

Compensation Committee Interlocks and Insider Participation

From July 1, 2007 until December 12, 2007, the members of the Compensation Committee were Messrs. Niemiec, Dent and Gaudin.  On December 12, 2007, Mr. Dent retired as a director and Mr. Wehlmann was elected as a director and replaced Mr. Dent on the Compensation Committee.  Therefore, the current members of the Compensation Committee are Messrs. Niemiec, Gaudin and Wehlmann.  None of the persons serving on the Compensation Committee since July 1, 2007 had any relationships covered by Item 407(e)(4) of Regulation S-K.

ITEM 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of October 22, 2008 with respect to the beneficial ownership of the outstanding common stock and outstanding Series D Convertible Preferred Stock by: (i) any beneficial holder of more than five (5%) percent of our outstanding common stock or outstanding Series D Convertible Preferred Stock; (ii) each of our named executive officers and directors; and (iii) our directors and executive officers as a group. The Series D Convertible Preferred Stock votes on an as converted basis with our outstanding common stock with each of the 44,474 shares of Series D Convertible Preferred Stock having a stated value of $1,000 per share and a conversion price of $5.75 plus PIK dividends and dividends accrued since October 1, 2008. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless known otherwise by us, the beneficial ownership information is based on the most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned(2)		Percentage of Common Stock (2)	Preferred Stock Beneficially Owned (2)	Percentage of Preferred Stock (2)
S. Jeffrey Johnson (3)	1,544,714		3.3%	0	0%
Benjamin Daitch	140,000		*	0	0%
Morris B. “Sam” Smith (4)	167,146		*	0	0%
Patrick McKinney (5)	271,528		*	0	0%
Michael J. Ricketts (6)	419,274		*	0	0%
Phillip Feiner	30,000		*	0	0%
Randall Boyd (7)	312,210		*	0	0%
Donald W. Niemiec (8)	52,833		*	0	0%
Robert L. Gaudin (8)	45,833		*	0	0%
William O. Powell, III (9)	45,137		*	0	0%
David Wehlmann (10)	30,000		*	0	0%
Wellington Management Company, LLP(11)	4,466,224		9.2%	12,937	29.1%
Carlson Capital, L.P., Asgard Investment Corp. and Clint D. Carlson (12)	4,405,818		9.5%	0	0%
Trapeze Asset Management, Inc.(13)	4,264,103		9.2%	2,617	5.9%
D. E. Shaw Laminar Portfolios, LLC(14)	2,054,777		4.3%	10,005	22.5%
Trapeze Capital Corp.(15)	1,462,261		3.2%	755	1.7%
William Herbert Hunt Trust Estate(16)	1,216,109		2.6%	2,875	6.5%
GLG North American Opportunity Fund(17)	1,183,994		2.5%	6,688	15.0%
All officers and directors as a group (10 persons)	3,165,057	(18)	6.8%	0	0%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Cano Petroleum, Inc., 801 Cherry St., Suite 3200, Fort Worth, Texas 76102.

(2)

Applicable percentage ownership is based on 46,078,518 shares of common stock issued and outstanding as of October 22, 2008 and 44,474 shares of Series D Convertible Preferred Stock issued and outstanding as of October 22, 2008, plus, on an individual basis, the right of that individual to obtain common stock upon exercise stock options or conversion of Series D Convertible Preferred Stock within 60 days of October 22, 2008. On October 22, 2008, voting together with the common stock, the 44,474 shares of Series D Convertible Preferred Stock had the voting equivalent of 8,528,188 shares of our common stock based on a $5.75 conversion price.

(3)	Includes 33,333 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(4)

Includes 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $6.30 per share and 11,667 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(5)	Includes 16,667 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(6)	Includes 13,333 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(7)

Includes 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $4.13 per share, 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $6.30 per share, 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share.

(8)

Includes 20,833 shares issuable upon exercise of outstanding stock options with an exercise price of $4.73 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share.

(9)

Includes 20,137 shares issuable upon exercise of outstanding stock options with an exercise price of $4.73 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share.

(10)	Includes 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share.

(11)

As of September 30, 2008, Wellington Management Company, LLP (“Wellington Management”) in its capacity as an investment adviser, may be deemed to have had beneficial ownership of 4,489,576 shares of common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class of shares. Wellington Management has shared voting authority over 2,496,800 shares and shared dispositive power over 4,489,576 shares. Wellington Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, Wellington Management has 2,656,937 shares of common stock owned by numerous investment advisory clients issuable within 60 days of October 22, 2008 upon conversion of 12,937shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2008. Wellington Management’s address is 75 State Street, Boston, Massachusetts 02109.

(12)

Carlson Capital, LP (“Carlson Capital”), Asgard Investment Corp. (“Asgard”) and Clint D. Carlson (“Carlson”) have the power to vote and direct the disposition of (i) 145,217 shares owned by Black Diamond Offshore Ltd. (“Offshore”), (ii) 2,777,841 shares owned by Double Black Diamond Offshore Ltd. (“Double Offshore”), (iii) 1,293,078 shares owned by Black Diamond Relative Value Offshore, Ltd. (“Relative Value Offshore”) and (iv) 189,682 held in a managed account. Carlson is President of Asgard and Chief Executive Officer of Carlson Capital. The principal purpose of Offshore, Double Offshore and Relative Value Offshore is to invest in securities. The principal business of Carlson Capital is to serve as the investment manager to Offshore, Double Offshore and Relative Value Offshore and to a managed account. The principal business of Asgard is serving as the general partner of Carlson Capital.

(13)

Includes 463,294 shares of common stock currently issuable within 60 days of October 22, 2008 upon conversion of 2,617 shares of Series D Convertible Preferred Stock, including common stock attributable to the dividends accrued since October 1, 2008. Trapeze Asset Management Inc. an investment adviser registered under the Investment Advisors Act of 1940, as amended, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Asset Management Inc. is deemed to have beneficial ownership over 3,565,519 common shares and 2,617 preferred shares which are convertible within 60 days of October 22, 2008 into 463,294 shares of common stock, including common stock attributable to the dividends accrued since October 1, 2008. 1346049 Ontario Limited controls Trapeze Asset Management Inc. and exercises sole voting and dispositive power over the shares held by Trapeze Asset Management Inc. Randall Abramson controls 1346049 Ontario Limited and exercises sole voting and dispositive power over the shares held by Trapeze Asset Management Inc. In addition, Randall Abramson owns 235,290 shares of common stock which are included in the total number of shares of common stock beneficially owned. Each of Trapeze Asset Management Inc., 1346049 Ontario Limited and Randall Abramson disclaims beneficial ownership over securities owned by the directors and officers of Trapeze Asset Management Inc., except to the extent that shares are held in discretionary investment accounts managed by Trapeze Asset Management Inc. Their address is 22 St. Clair Avenue East, 18th Floor, Toronto, ON M4T 253, Canada.

(14)

Includes 2,054,777 shares of common stock issuable within 60 days of October 22, 2008 upon conversion of 10,005 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2008. D.E. Shaw & Co., L.P., as investment adviser, has voting and investment control over the shares owned by D.E. Shaw Laminar Portfolios, L.L.C. Julius Gaudio, Eric Wepsic, Maximilian Stone and Anne Dinning, or their designees, exercise voting and investment control over the shares on D.E. Shaw & Co., L.P.’s behalf. The address for each of the entities is 120 West 45 St., 39th Floor, New York, NY 10036.

(15)

Includes 133,660 shares of common stock currently issuable within 60 days of October 22, 2008 upon conversion of 755 shares of Series D Convertible Preferred Stock, including common stock attributable to the dividends accrued since October 1, 2008. Trapeze Capital Corp., a Canadian investment dealer, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Capital Corp. is deemed to have beneficial ownership over 1,093,311 common shares and 755 preferred shares which are convertible within 60 days of October 22, 2008 into 133,660 shares of common stock, including common stock attributable to the dividends accrued since October 1, 2008. 1346049 Ontario Limited controls Trapeze Capital Corp. and exercises sole voting and dispositive power over the shares held by Trapeze Capital Corp. Randall Abramson controls 1346049 Ontario Limited and exercises sole voting and dispositive power over the shares held by Trapeze Capital Corp. In addition, Randall Abramson owns 235,290 shares of common stock which are included in the total number of shares of common stock beneficially owned. Each of Trapeze Capital Corp., 1346049 Ontario Limited and Randall Abramson disclaims beneficial ownership over securities owned by the directors and officers of Trapeze Capital Corp., except to the extent that shares are held in discretionary investment accounts managed by Trapeze Capital Corp. Their address is 22 St. Clair Avenue East, 18th Floor, Toronto, ON M4T 253, Canada.

(16)

Includes 590,453 shares of common stock issuable within 60 days of October 22, 2008 upon conversion of 2,875 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2008. Gage A. Pritchard, Sr., Trustee has voting and dispositive power with regard to William Herbert Hunt Trust Estate. Its address is 1601 Elm St., Suite 3400, Dallas, TX 75201.

(17)

Includes 1,183,994 shares of common stock currently issuable within 60 days of October 22, 2008 upon conversion of 6,688 shares of Series D Convertible Preferred Stock, including common stock attributable to the dividends accrued since October 1, 2008. Norm Gottesman, Emmanuel Roman and Pierre Lagrance, the managing directors of GLG Partners, LP, the investment manager of GLG North American Opportunity Fund, have voting rights and dispositive power over the shares held by GLG North American Opportunity Fund. Their address is Walker House, P.O. Box 908 GT, Mary St., Georgetown, Grand Cayman, Cayman Islands.

(18)	Includes 361,803 shares currently issuable upon exercise of outstanding stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	984,051		$5.88	1,410,221	(1)
Equity compensation plans not approved by security holders
• All Directors	50,000	(2)	$4.13	0
• Individual Director	50,000	(3)	$4.00	0

Total	1,084,051		$5.71	1,410,221

(1)

The 1,410,221 shares available for future issuance are under the 2005 Long-Term Incentive Plan which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards.

(2)

During our March 2005 Board of Directors meeting, the directors approved our 2005 Directors’ Stock Option Plan. The purpose of the plan was to attract, retain and compensate highly qualified individuals who are not employees for service as members of the Board of Directors by providing them with competitive compensation and an ownership interest in our common stock. The plan became effective on April 1, 2005 and was terminated by the Board of Directors in December 2005 except for the grants that had already been made pursuant to such plan. At June 30, 2008, there were options outstanding exercisable into 25,000 shares under the Directors stock option plan issued to each of the following: Gerald W. Haddock and Randall Boyd. Each of these options has an exercise price of $4.13 per share. The presently granted options vested on April 1, 2006 and expire on April 1, 2015.

(3)

Mr. Haddock agreed to provide certain management and financial consulting services to us. In consideration for such services, we granted Mr. Haddock options to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share. Such options became exercisable six months from the grant date (the “Vest Date”) and expire ten years from the Vest Date.

ITEM 13.        Certain Relationships and Related Transactions, and Director Independence.

Honey Hole Production

Pursuant to an agreement dated December 16, 2004, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (the “Honey Hole Production”). For Fiscal 2008, we paid an aggregate of $150,000 to R.C. Boyd Enterprises. Pursuant to an agreement dated as of December 5, 2007, we agreed that we would cease being a sponsor on December 31, 2008.  We are to pay $75,000 from July 1, 2008 through December 31, 2008.  We are entitled to receive two thirty second commercials during all broadcasts of the Honey Hole Production and receive opening and closing credits on each episode. As part of our sponsorship, we are able to provide fishing and outdoor opportunities for children with cancer, children from abusive family situations and military veterans.  Randall Boyd, one of our current directors, is the sole shareholder of R.C. Boyd Enterprises.

November 2007 Private Placement

On November 2, 2007, we entered into a Securities Purchase Agreement with 31 institutional investors, including the following affiliates of prior 5% stockholders: Trapeze Capital Corp. and Trapeze Asset Management, Inc. and GLG North American Opportunity Fund.  Trapeze Capital Corp. purchased 296,800 shares of our common stock for $2,122,120, Trapeze Asset Management purchased 683,200 shares of our common stock for $4,884,880 and GLG North American Opportunity Fund purchased 300,000 shares of our common stock for $2,145,000.  The purchases closed on November 7, 2007.

Related Party Transaction Policy

In addition to the obligations of the directors, officers and employees under our Code of Ethics and Business Conduct, available at www.canopetro.com, the Board of Directors has adopted a written policy with respect to the review, approval or ratification of related party transactions.  Our policy generally defines a related party transaction as a transaction or series of related transactions or any material amendment to any such transaction of $120,000 or more involving Cano and any executive officer of Cano, any director or director nominee of Cano, persons owning 5% or more of our outstanding stock at the time of the transaction, any immediate family member of any of the foregoing persons, or any entity that is owned or controlled by any of the foregoing persons or in which any such person serves as an executive officer or general partner or, together with all of the foregoing persons, owns 10% or more of the equity interests thereof.

The policy requires our Audit Committee, or if it is not practicable for Cano to have an Audit Committee meeting, the chairman of the Audit Committee, to review and approve related party transactions and any material amendments to such related party transactions.  In reviewing and approving any related party transaction or any material amendment thereto, the Audit Committee, or the chairman if applicable, is to (i) satisfy itself or himself that it or him has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or the proposed material amendment to such transaction, and (ii) determine that the related party transaction or material amendment thereto is fair to the Company.  At each Audit Committee meeting, management shall recommend any related party transactions and any material amendments thereto, if applicable, to be entered into by us.  If the chairman of the Audit Committee approves the related party transactions or material amendment thereto, the chairman shall present the transactions or amendments to the Audit Committee at its next meeting for ratification.  After review, the Audit Committee shall approve or disapprove, or ratify or not ratify if applicable, such transactions and any material amendments to such transactions.

Because our written related party transaction policy was not in place early in Fiscal 2008, the original Honey Hole Production transaction was not approved in accordance with such policy.  However, the Audit Committee subsequently ratified the Honey Hole Production transaction in accordance with the policy.  In accordance with this policy, the Audit Committee approved the December 5, 2007 agreement pursuant to which we are ending our sponsorship on December 31, 2008 and ratified the Securities Purchase Agreement with Trapeze Capital Corp., Trapeze Asset Management, Inc. and GLG North American Opportunity Fund.

Director Independence

The Board of Directors has determined that Messrs. Gaudin, Niemiec, Powell and Wehlmann have met the independence requirements of the NYSE Alternext US (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act. Further, no family relationships exist between any of the directors or executive officers.  There are no members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee that are not independent.  The Board of Directors determined that Mr. Dent, who was a director during Fiscal 2008 but was not a director on June 30, 2008 met the independence requirements of the NYSE Alternext US (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act.

ITEM 14.               Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates L.L.P. for the audit of Cano’s consolidated financial statements as of and for the years ended June 30, 2007 and 2008, and for other services normally provided in connection with statutory filings applicable to those periods. This table also reflects fees for other services.

	2008	2007
Audit Fees(1)	$537,097	$641,952
Audit-Related Fees(2)	1,771	1,200
Tax Fees(3)	7,347	71,222
All Other Fees	—	—
Total	$546,215	$714,074

(1)

Includes audit of our financial statements included in our annual report on Form 10-K, reviews of quarterly financial reports on Form 10-Q, Sarbanes-Oxley Act Section 404 implementation consultations, review of registration statements and other services normally provided in connection with statutory filings.

(2)	Pertains to consultations regarding accounting and auditing matters.

(3)	Includes tax compliance, technical tax advice and tax planning in connection with the preparation of tax forms.

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

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a)(3) The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2008	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: October 28, 2008	By:	/s/ Benjamin Daitch
Benjamin Daitch
Senior Vice President and Chief Financial Officer
Date: October 28, 2008	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.9

Asset Purchase and Sale Agreement among Myriad Resources Corporation, Westland Energy Company and PAMTEX, a Texas general partnership composed of PAMTEX GP1 Ltd. and PAMTEX GP2 Ltd., as Sellers, and Cano Petroleum, Inc. as Buyer dated as of April 25, 2006 (The schedules and exhibits have been omitted from this filling. An exhibit to the schedules and exhibits is contained in the Asset Purchase and Sale Agreement and the schedules and exhibits are available to the Securities and Exchange Commission upon request), incorporated by reference from Exhibit 2.1 to Quarterly Report on Form 10-QSB filed on May 15, 2006.2.10Amendment No. One to Stock Purchase Agreement by and among Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., Estate of Miles O’Loughlin and Scott White dated May 13, 2006 incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on May 15, 2006.

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

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s registration statement on Form 10-SB (File No. 000-50386), filed on September 4, 2003.

Exhibit Number	Description
3.2	Certificate of Ownership, amending the Company’s Certificate of Incorporation, incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on September 23, 2004.
3.3	First Amended and Restated Bylaws, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on December 7, 2007.
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

3.26

Certificate of Amendment to the Certificate of Limited Partnership of W.O. Operating Company, Ltd., incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 8, 2008.4.1Registration Rights Agreement dated August 25, 2006 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 4.1 to Amendment to Current Report on Form 8-K/A filed on August 31, 2006.

4.2

Registration Rights Agreement dated November 2, 2007 by and among Cano Petroleum, Inc. and the Buyers listed therein, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on November 6, 2007.

4.3	Form of Common Stock certificate, incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-3 (No. 333-148053) filed on December 13, 2007.
10.1+	Stock Option Agreement dated December 16, 2004 between Cano Petroleum, Inc. and Gerald W. Haddock, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.
10.2+	2005 Directors’ Stock Option Plan, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2005.
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

10.6

Amended and Restated Escrow Agreement dated as of June 18, 2007 by and among Cano Petroleum, Inc., the Estate of Miles O’Loughlin and Scott White, and The Bank of New York Trust Company, N.A., incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2007.

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

10.9+

Cano Petroleum, Inc. 2005 Long-Term Incentive Plan dated December 7, 2005, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2005.10.10+Form of Stock Option Agreement (December 2005), incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2005.

10.11+

Employment Agreement between Cano Petroleum, Inc. and S. Jeffrey Johnson dated effective January 1, 2006, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2006.

Exhibit Number	Description
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

10.20+

Employment Agreement of Morris B. Smith effective June 1, 2006, incorporated by reference from Exhibit 10.1 on Current Report on Form 8-K filed on June 6, 2006.10.21+Employee Restricted Stock Award Agreement of Morris B. Smith effective June 1, 2006, incorporated by reference from Exhibit 10.5 on Current Report Form 8-K filed on June 6, 2006.

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

10.26+	Employment Agreement of Michael J. Ricketts effective July 1, 2006, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on August 17, 2006.

Exhibit Number	Description
10.27+	Employee Restricted Stock Award Agreement of Morris B Smith dated August 11, 2006, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on August 17, 2006.
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

10.34+

Stock Option Agreement dated December 28, 2006 by and between Cano Petroleum, Inc. and Michael J. Ricketts, incorporated by reference from Exhibit 10.6 to Current Report Form 8-K filed on January 4, 2007.10.35+Stock Option Agreement of Gerald Haddock dated December 28, 2006, incorporated by reference from Exhibit 10.75 to Registration Statement on Form S-1 (333-126167) filed on January 23, 2007.

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

Exhibit Number	Description
10.44

Supplement No. 2 dated as of March 6, 2007 to the Pledge Agreement dated as of November 29, 2005, by Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., and WO Energy, Inc. in favor of Union Bank of California, as Collateral Trustee, incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed on March 12, 2007.

10.45

Assignment and Agreement dated as of March 7, 2007 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed on March 12, 2007.10.46+Stock Option Agreement of William O. Powell, dated April 4, 2007, incorporated by reference from Exhibit 10.7 to Quarterly Report on Form 10-Q filed on May 12, 2007.

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
10.58

Amendment No. 6 dated as of August 13, 2007 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated by reference from Exhibit 10.98 to Annual Report on Form 10-K filed on September 11, 2007.10.59First Amendment to the Security Agreement dated as of July 9, 2007, by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd. and Union Bank of California, N.A., as Senior Agent, incorporated by reference from Exhibit 10.99 to Annual Report on Form 10-K filed on September 11, 2007.

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

10.69+

Second Amendment to the Sponsorship Agreement by and between R.C. Boyd Enterprises, LLC and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.12 to Quarterly Report on Form 10-Q filed on November 7, 2007.10.70+Sponsorship Agreement dated December 5, 2007 by and between Cano Petroleum, Inc. and R.C. Boyd Enterprises, LLC, incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-3 (No. 333-148053) filed on December 13, 2007.

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

10.80

Subordinated Pledge Agreement dated as of March 17, 2008 by and among Cano Petroleum, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc. and UnionBanCal Equities, Inc. as Administrative Agent, incorporated by reference from Exhibit 10.8 to Quarterly Report on Form 10-Q filed on May 8, 2008.10.81Subordinated Guaranty Agreement dated as of March 17, 2008 by Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., and W.O. Production Company, Ltd., in favor of UnionBanCal Equities, Inc. as Administrative Agent, incorporated by reference from Exhibit 10.9 to Quarterly Report on Form 10-Q filed on May 8, 2008.

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

Exhibit Number	Description
10.93*

Amendment No. 12 and Agreement dated effective June 30, 2008 by and among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis.10.94*Consent and Amendment No. 1 by among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent dated as of June 27, 2008.

10.95*

Amendment No. 2 by among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent dated effective June 30, 2008.

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of Miller & Lents, Ltd., Independent Petroleum Engineers.
23.3*	Consent of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers.
24.1*	Power of Attorney (included on the signature page hereto).
31.1**	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*                                         Previously filed on September 11, 2008 as an exhibit to our original Annual Report on Form 10-K.

**                                  Filed herewith.

+                                         Management contract or compensatory plan, contract or arrangement.

