Form 10-Q
period 2008-09-30
CANO PETROLEUM, INC
filed 2008-11-10
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32496

CANO PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Burnett Plaza

801 Cherry Street, Suite 3200

Fort Worth, TX 76102

(Address of principal executive offices including zip code)

(817) 698-0900

(Registrant’s telephone number including area code)

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
Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  46,078,518 shares of common stock, $.0001 par value per share, as of November 6, 2008.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Pro Forma
	September 30,	September 30,	June 30,
In Thousands, Except Shares and Per Share Amounts	2008	2008	2008
	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$6,757	$11,455	$771
Accounts receivable	3,309	3,309	3,929
Deferred tax asset	—	—	3,592
Derivative assets	893	893	—
Inventory and other current assets	1,355	1,355	646
Assets held for sale (Note 2)	—	22,236	22,097
Total current assets	12,314	39,248	31,035

Oil and gas properties, successful efforts method	269,064	269,064	251,750
Less accumulated depletion and depreciation	(9,117)	(9,117)	(7,984)
Net oil and gas properties	259,947	259,947	243,766

Fixed assets and other, net	2,079	2,079	2,096
Derivative assets	642	642	125
Goodwill	786	786	786
TOTAL ASSETS	$275,768	$302,702	$277,808

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,215	$13,215	$8,696
Accrued liabilities	2,797	2,797	2,840
Deferred litigation credit (Note 12)	6,000	6,000	—
Deposit related to sale of discontinued operations (Note 2)	—	2,135	—
Liabilities associated with discontinued operations (Note 2)	—	1,528	1,278
Oil and gas sales payable	697	697	815
Derivative liabilities	912	912	9,978
Current portion of asset retirement obligations	328	328	345
Total current liabilities	23,949	27,612	23,952
Long-term liabilities
Long-term debt (Note 4)	—	42,700	73,500
Asset retirement obligations	3,038	3,038	2,968
Deferred litigation credit (Note 12)	—	—	6,000
Derivative liabilities	2,775	2,775	16,390
Deferred tax liabilities	37,702	30,599	26,062
Total liabilities	67,464	106,724	148,872

Temporary equity
Series D convertible preferred stock and paid-in-kind dividend; par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 44,474 shares issued; liquidation preference at September 30, 2008 and June 30, 2008 of $48,886 and $48,353, respectively.	45,619	45,619	45,086

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,346,812 and 46,078,518 shares issued and outstanding at September 30, 2008, respectively; and 40,523,168 and 39,254,874 shares issued and outstanding at June 30, 2008, respectively.	5	5	4
Additional paid-in capital	176,521	176,521	121,831
Accumulated deficit	(13,270)	(25,596)	(37,414)
Treasury stock, at cost; 1,268,294 shares held in escrow	(571)	(571)	(571)
Total stockholders’ equity	162,685	150,359	83,850
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$275,768	$302,702	$277,808

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
In Thousands, Except Per Share Data	Pro Forma	2008	2007
	(Note 2)
Operating Revenues:
Crude oil sales	$8,133	$8,133	$4,057
Natural gas sales	2,734	2,734	2,451
Other revenue	79	79	79
Total operating revenues	10,946	10,946	6,587

Operating Expenses:
Lease operating	5,102	5,102	2,573
Production and ad valorem taxes	1,053	1,053	494
General and administrative	4,860	4,860	3,622
Impairment of long-lived assets (Note 11)	3,516	3,516	—
Depletion and depreciation	1,219	1,219	862
Accretion of discount on asset retirement obligations	77	77	52
Total operating expenses	15,827	15,827	7,603

Loss from operations	(4,881)	(4,881)	(1,016)

Other income (expense):
Interest expense and other	(124)	(124)	(200)
Unrealized gain (loss) on commodity derivatives	24,247	24,247	(516)
Realized gain (loss) on commodity derivatives	(552)	(552)	296
Total other income (expense)	23,571	23,571	(420)

Income (loss) from continuing operations before income taxes	18,690	18,690	(1,436)
Deferred income tax benefit (expense)	(7,327)	(7,327)	500

Income (loss) from continuing operations	11,363	11,363	(936)
Income from discontinued operations, net of related taxes of $7,904 for pro forma, $801 in 2008 and $370 in 2007.	13,717	1,391	658
Net income (loss)	25,080	12,754	(278)

Preferred stock dividend	936	936	967

Net income (loss) applicable to common stock	$24,144	$11,818	$(1,245)

Net income (loss) per share - basic
Continuing operations	$0.23	$0.23	$(0.06)
Discontinued operations	0.30	0.03	0.02
Net income (loss) per share - basic	$0.53	$0.26	$(0.04)

Net income (loss) per share - diluted
Continuing operations	$0.21	$0.21	$(0.06)
Discontinued operations	0.25	0.02	0.02
Net income (loss) per share - diluted	$0.46	$0.23	$(0.04)

Weighted average common shares outstanding
Basic	45,338	45,338	32,616
Diluted	54,504	54,504	32,616

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
JULY 1, 2008 THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2008	40,523,168	$4	$121,831	$(37,414)	1,268,294	$(571)	$83,850

Net proceeds from issuance of common shares on July 1, 2008	7,000,000	1	53,907	—	—	—	53,908

Forfeiture of restricted stock	(176,356)	—	(175)	—	—	—	(175)

Stock-based compensation	—	—	958	—	—	—	958

Preferred stock dividend	—	—	—	(936)	—	—	(936)

Net income	—	—	—	12,754	—	—	12,754

Balance at September 30, 2008	47,346,812	$5	$176,521	$(25,596)	1,268,294	$(571)	$150,359

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
In Thousands	2008	2007
Cash flow from operating activities:
Net income (loss)	$12,754	$(278)
Adjustments needed to reconcile net income (loss) to net cash flow provided by operations:
Unrealized loss (gain) on commodity derivatives	(24,247)	516
Accretion of discount on asset retirement obligations	77	52
Depletion and depreciation	1,219	862
Impairment of long-lived assets	3,516	—
Stock based compensation expense	958	583
Deferred income tax expense (benefit)	8,128	(143)
Income from discontinued operations	—	275
Amortization of debt issuance and prepaid expenses	362	309

Changes in assets and liabilities relating to operations:
Accounts receivable	562	519
Inventory and other current assets	(956)	(751)
Accounts payable	(107)	(843)
Accrued liabilities	483	(229)
Oil and gas sales payable	(234)	182
Derivative liability	144	—
Net cash provided by operations	2,659	1,054

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(16,510)	(17,678)
Deposit related to sale of discontinued operations	2,135	—
Net cash used in investing activities	(14,375)	(17,678)

Cash flow from financing activities:
Paydown of long-term debt	(54,500)	15,500
Borrowings of long-term debt	23,700	—
Payments for debt issuance costs	(305)	(80)
Proceeds from issuance of common stock, net	53,908	103
Payment of preferred stock dividend	(403)	(434)
Net cash from financing activities	22,400	15,089

Net increase (decrease) in cash and cash equivalents	10,684	(1,535)
Cash and cash equivalents at beginning of period	771	2,119
Cash and cash equivalents at end of period	$11,455	$584

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$533	$533

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$605	$399

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Cano Petroleum, Inc. are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2008.

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

Pro Forma Financial Information

We have presented unaudited pro forma financial information on our consolidated balance sheets and consolidated statements of operations, as of and for the three months ended September 30, 2008, to present the effects of the sale of Pantwist, LLC for  $40.1 million, ($42.7 million including $2.0 million of cash received from discontinued operating income and $0.6 million of broker fees) which was completed on October 1, 2008.  The pro forma consolidated balance sheet as of September 30, 2008 reflects the sale as if it had occurred on September 30, 2008.  The pro forma consolidated statement of operations for the three months ended September 30, 2008 reflects the sale as if it had occurred on July 1, 2008.  This is further discussed under Note 2.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have adopted SFAS No. 159 on July 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133 (“SFAS No. 161”). SFAS No. 161 amends and expands SFAS No. 133 to enhance required disclosures regarding derivatives and hedging activities. It requires companies to provide additional disclosure to discuss the uses of derivative instruments; the accounting for derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. We will adopt SFAS No. 161 on July 1, 2009. We do not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

 2.   DISCONTINUED OPERATIONS

On October 1, 2008, we sold our wholly-owned subsidiary, Pantwist, LLC, for $40.1 million ($42.7 million including $2.0 million of cash received from discontinued operating income and $0.6 million of broker fees).  The sale had an effective date of July 1, 2008.  There are certain post-closing adjustments that are to be finalized between the parties within 90 days of October 1, 2008.  We do not anticipate that post-closing adjustments will be material in amount.  We anticipate recording a pre-tax gain on the sale of approximately $19.4 million ($12.3 million after-tax), and any current tax liabilities relating to such gain will be fully offset by existing net operating losses. We used the entire $42.7 million net cash proceeds received from the transaction and cash on hand to pay down amounts outstanding under the senior credit agreement on October 1, 2008 (as discussed in Note 4).

On September 8, 2008, the buyer paid a $2.1 million deposit toward the purchase of Pantwist, LLC which was included within the $40.1 million purchase on the October 1, 2008 closing date.  Between July 1, 2008 (effective date of the sale) and September 30, 2008, the net operating income from Pantwist operations amounted to $2.2 million pre-tax ($1.4 million after-tax).

At September 30 and June 30, 2008, the assets of Pantwist, LLC are classified as assets held for sale and the liabilities are classified as liabilities associated with discontinued operations on the consolidated balance sheets.  At September 30, 2008 and June 30, 2008, the reclassified net book value of $20.7 million and $20.8 million, respectively, primarily represents the oil and gas properties (net) and is shown at its carrying amount, which is lower than the fair value at September 30, 2008.  The operating results of Pantwist, LLC for the three months ended September 30, 2008 and 2007 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended
	September 30,
	2008	2007
Operating Revenues:
Crude oil sales	$1,296	$939
Natural gas sales	1,696	1,195
Total operating revenues	2,992	2,134
Operating Expenses:
Lease operating	570	530
Production and ad valorem taxes	196	205
Depletion and depreciation	—	273
Accretion of discount on asset retirement obligations	—	2
Interest expense, net	34	96
Total operating expenses	800	1,106

Income before income taxes	2,192	1,028

Income tax provision	(801)	(370)

Income from discontinued operations	$1,391	$658

The pro forma balance sheet presented as part of our consolidated balance sheets reflects the sale of “assets held for sale”; gain on sale of Pantwist, LLC (net of related income taxes); and application of cash transaction proceeds received on October 1, 2008 totaling $42.7 million to paydown long-term debt. We incurred $0.6 million of fees associated with the sale. Accordingly, long-term debt is fully repaid to a zero balance at September 30, 2008.  The consolidated pro forma balance sheet reflects the sale as if it had occurred on September 30, 2008.

The pro forma statement of operations information presented with our consolidated statement of operations reflects the gain on sale of Pantwist, LLC (net of related taxes) as if it had occurred on July 1, 2008.

 3.   COMMON STOCK ISSUANCE

On July 1, 2008, we completed the sale of 7,000,000 shares of our common stock through an underwritten offering at a share price of $8.00 per share ($7.75 net to us) resulting in net proceeds of approximately $53.9 million after underwriting discounts and commissions and expenses.

We used the net proceeds from the offering to pay down debt which will subsequently be drawn in order to finance (i) existing development activities in certain core areas such as the Panhandle and Cato properties, (ii) selective acquisitions and (iii) general corporate purposes.

 4.   LONG-TERM DEBT

At September 30, 2008 and June 30, 2008, the outstanding amount due under the credit agreements was $42.7 million and $73.5 million, respectively.

On September 30, 2008, we borrowed such amounts necessary under the senior credit agreement to pay off the entire outstanding $15.0 million principal due under our subordinated credit agreement, interest expense and a prepayment premium of $0.3 million.  In conjunction with the payoff, we terminated the subordinated credit agreement.  The outstanding balance under the subordinated credit agreement had an interest rate of 8.50%.

As of September 30, 2008, the senior credit agreement is our only current source of borrowing and the average interest rate was 5.19%.  At September 30, 2008, we were in compliance with the senior credit agreement debt covenants.

On October 1, 2008, we repaid all outstanding principal and interest under the senior credit agreement with the proceeds from the sale of Pantwist, LLC, as discussed in Note 2, and other available cash.  As of October 1, 2008, our available borrowing base under the senior credit agreement remains at $60.0 million after consideration for the sale of Pantwist, LLC. We expect to draw down on the senior credit agreement in order to subsequently finance (i) existing development activities in certain core areas such as the Panhandle and Cato properties, (ii) selective acquisitions and (iii) general corporate purposes.

 5.   COMMODITY DERIVATIVES

Pursuant to our senior credit agreement discussed in Note 4, we are required to enter into commodity derivative contracts to mitigate price risk on at least 50% and no greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves, for at least three years as of the end of each six month period ending thereafter.

As of September 30, 2008, we maintain the following “costless collar” financial contracts:

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

As of September 30, 2008, we maintain the following financial “floor price” contracts:

Time Period	Floor Oil Price	Barrels per Day	Floor Gas Price	Gas Mcf per Day	Barrels of Equivalent Oil per Day
1/1/08 - 12/31/08	$55	477	$7.50	1,529	732
1/1/08 - 12/31/08	$60	66	$7.60	592	165
1/1/09 - 4/30/09	$60	60	$7.60	567	155
1/1/09 - 12/31/09	$55	395	$7.60	1,644	669
1/1/10 - 6/30/10	$55	365	$7.00	1,657	641
7/1/10 - 12/31/10	$55	391	$7.50	1,957	717

During October 2008, we sold the “floor price” contracts covering July 2010 to December 2010 for $0.6 million to our counterparty, and had a realized gain of $0.1 million. All currently remaining commodity derivative contracts are with Union Bank of California, N.A., our administrative agent for our credit agreement.

The total volumes covered by costless collars and price floors detailed in the above tables is greater than 85% of our crude oil and natural gas production volumes attributable to proved developed producing reserves through December 2010; however, the lenders under our senior credit agreement have approved all commodity derivative contracts.

During the three months ended September 30, 2008 and 2007, there were settlements under our commodity derivatives, due to us and paid by us, that are accrued as realized gains or losses on commodity derivatives in our consolidated statements of operations that are summarized as follows:

	Three Months Ended
	September 30,
In Thousands	2008	2007
Settlements received / accrued	$—	$296
Settlements paid / accrued	(552)	—
Realized gain (loss) on commodity derivatives	$(552)	$296

The cash settlements received by us were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the “floor prices” set for the respective time period. The cash settlements paid/accrued by us were cumulative monthly payments due to our counterparty since the NYMEX crude oil and/or natural gas prices were higher than the “ceiling prices” set for the respective time period. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows. At September 30, 2008, we had no amounts due from or payable to our counterparty. At September 30, 2007, we had $0.1 million due from our counterparty included in accounts receivable on our consolidated balance sheet.

We computed our mark-to-market valuations used for our commodity derivatives based on assumptions regarding forward prices, volatility and the time value of money as discussed in Note 10. We compared our valuations to our counterparties’ valuations to further validate our mark-to-market valuations. During the three months ended September 30, 2008, we recognized an unrealized gain on commodity derivatives in our consolidated statements of operations amounting to $24.2 million as compared to an unrealized loss of $0.5 million for the three months ended September 30, 2007.

As of September 30, 2008, we had aggregate derivative assets and liabilities of $1.5 million and $3.7 million, respectively.  These amounts are based on our mark-to-market valuations of our derivative commodities at September 30, 2008 and may not be indicative of actual future settlements.

 6.   DEFERRED COMPENSATION

As of September 30, 2008, we have non-vested restricted shares totaling 656,667 shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value $000s
Outstanding at June 30, 2008	1,005,000	$6.80	$6,833
Shares vested	(217,709)	$6.13	$(1,334)
Shares forfeited	(130,624)	$6.57	(858)
Outstanding at September 30, 2008	656,667	$7.07	$4,641

The restricted share grants will vest to the employees based on future years of service ranging from one to three years depending on the life of the award agreement.  The fair value is based on our actual stock price on the date of grant multiplied by the number of restricted shares granted.  As of September 30, 2008, the value of non-vested restricted shares amounted to $4.6 million.  For the quarters ended September 30, 2008 and 2007, we have expensed $0.8 million and $0.4 million, respectively, to stock compensation expense based on amortizing the fair value over the appropriate service period.  The forfeitures resulted from shares used to satisfy employees’ tax withholding obligations related to the vesting of their restricted shares and the retirement of a key employee, which resulted in the forfeiture of unvested restricted shares.

 7.   STOCK OPTIONS

For the quarter ended September 30, 2008, we granted 231,850 stock options to non-executive employees from our 2005 Long-Term Incentive Plan.  The options were granted with an exercise price equal to our market price at the date of grant and have ten-year contractual terms.  These stock option awards vest over six months to three years of continuous service.  The factors used to calculate the fair value of these options are summarized in the table below.

No. of options	231,850
Risk free interest rate	3.07 – 3.39%
Expected life	5 years
Expected volatility	55.8 – 56.6%
Expected dividend yield	0%
Weighted average grant date fair value—exercise prices equal to market value on grant date	$1.97

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected lives of options granted represent the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of the respective grant. The expected dividend yield reflects our intent not to pay dividends on our common stock during the contractual periods.

A summary of outstanding options as of September 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008	1,084,051	$5.71
Options granted	231,850	$3.84
Options forfeited	(21,500)	$5.29
Outstanding at September 30, 2008	1,294,401	$5.38

Based on our $2.31 stock price at September 30, 2008, there was no intrinsic value of the options outstanding and exercisable.

Total options exercisable at September 30, 2008 amounted to 561,803 shares and had a weighted average exercise price of $5.75.  At September 30, 2007, total options exercisable amounted to 275,000 shares and had a weighted average exercise price of $5.21.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For each of the quarters ended September 30, 2008 and 2007, we recorded charges to stock compensation expense of $0.2 million for the estimated fair value of the options granted to our directors and employees.

 8.   NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding less unvested restricted shares during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying stock options, the preferred stock, paid-in-kind (“PIK”) dividends and unvested restricted stock.

The following table reconciles earnings and shares used in the computation of basic and diluted earnings per share for the three months ended September 30, 2008:

In thousands, except per share data	Earnings	Shares	Earnings per Share
Basic	$11,818	45,338	$0.26

Effect of dilutive securities:
Conversion of preferred stock and PIK dividends	936	8,502
Restricted shares		657
Stock options		7
Diluted	$12,754	54,504	$0.23

As of September 30, 2007, shares of common stock underlying the following items summarized below were not included in the weighted average shares outstanding for the three months ended September 30, 2007 as their effects would have been anti-dilutive.

Stock options	811,513
Warrants	1,646,061
Preferred stock	8,541,913
PIK dividends	396,502
Non-vested restricted shares	465,000

 9.   RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated December 16, 2004, as amended, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (“Honey Hole Production”). As part of our sponsorship, we are able to provide fishing and outdoor opportunities for children with cancer, children from abusive family situations and children of military veterans. For the three months ended September 30, 2008 and 2007, we paid $37,500 for each quarter to R.C. Boyd Enterprises, the owner of Honey Hole All Outdoors. Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board of Directors. Pursuant to a new agreement dated as of December 5, 2007, after December 31, 2008, we will no longer be a Honey Hole Production sponsor. Our remaining commitment is $37,500 through December 31, 2008. We are entitled to receive two thirty-second commercials during all broadcasts of the Honey Hole Production and receive opening and closing credits on each episode.

10.   FAIR VALUE MEASUREMENTS

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. We adopted SFAS No. 157 on July 1, 2008.  The initial adoption of SFAS 157 had no material impact to our financial position, results of operations or cash flows.

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market based measurement considered from the perspective of a market participant. We use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. If observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.  We primarily apply a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Our valuation includes the effect of potential non-performance by the counterparties.

Beginning July 1, 2008, assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

In valuing certain contracts, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The fair value of our derivative contracts are measured using Level 2 and Level 3 inputs.  The derivative assets and liabilities were classified as Level 3 due to the subjectivity of our valuation for the effect of our own credit risk.

Our asset retirement obligation is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

The estimated fair values of derivatives included in the consolidated balance sheet at September 30, 2008 are summarized below. The decrease in the current and noncurrent derivative liabilities from June 30, 2008 to September 30, 2008 is primarily attributable to the effect of lower crude oil and natural gas prices.

In thousands	Significant Unobservable Inputs (Level 3)
Derivative assets:
Natural gas collars and price floors - current	$893
Natural gas collars and price floors - noncurrent	526
Crude oil collars and price floors - noncurrent	116
Derivative liabilities:
Crude oil collars and price floors - current	(912)
Crude oil collars and price floors - noncurrent	(2,681)
Natural gas collars and price floors - noncurrent	(94)
Net derivative liability	$(2,152)
Asset retirement obligation	$(3,365)

The following table shows the reconciliation of changes in the fair value of the net derivative liability and asset retirement obligation classified as Level 3 in the fair value hierarchy for the quarter ended September 30, 2008.

	Net	Asset
	Derivative	Retirement
In thousands	Liability	Obligation
Balance at July 1, 2008	$(26,243)	$3,403
Unrealized gain	24,235	—
Realized loss	(144)	—
Accretion of discount	—	77
Sale of Pantwist, LLC (Note 2)	—	(90)
Liabilities settled	—	(25)
Balance at September 30, 2008	$(2,152)	$3,365

11.   IMPAIRMENT OF LONG-LIVED ASSET

In light of current commodity prices and our revised drilling capital budget, we believe there is uncertainty in the likelihood of our developing Corsicana’s proved undeveloped reserves within the next five years.  Therefore, we have recorded a pre-tax $3.5 million impairment on our Corsicana oil and gas properties.  Fair value was determined using estimates of future net cash flows, discounted to a present value.

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

Other Cases

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas: Cause No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of

Nevada, Inc., W. O. Operating Company, Ltd. and WO Energy, Inc. (“Adcock”). The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence, res ipsa loquitor, trespass and nuisance and (ii) seek damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling $5,439,958. In addition, the plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. By Settlement Agreement and Release signed by all parties by November 5, 2008, the claims of all plaintiffs in this suit were resolved and will be dismissed with prejudice.  This Settlement Agreement and Release does not affect the claims of any Intervenors in this matter, except those of Abraham Brothers, LP, Edward C. Abraham, Salem A. and Ruth Ann Abraham and Jason M. Abraham.

On July 6, 2006, Anna McMordie Henry and Joni McMordie Middleton intervened in the Adcock case. The intervenors (i) allege negligence and (ii) seek damages totaling $64,357 as well as exemplary damages.

On July 20, 2006, Abraham Brothers, LP, Edward C. Abraham, Salem A. and Ruth Ann Abraham and Jason M. Abraham intervened in the Adcock case. The intervenors (i) allege negligence, nuisance, and trespass and (ii) seek damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling $3,252,862. In addition, the intervenors seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The intervenors also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. The claims of Abraham Brothers, LP, Edward C. Abraham, Salem A. and Ruth Ann Abraham and Jason M. Abraham (along with those asserted by Abraham Equine, Inc. discussed below) were resolved through a Settlement Agreement and Release effective October 12, 2008 and will be dismissed with prejudice.  This Settlement Agreement and Release does not affect the claims of any other Plaintiff or Intervenor in the Adcock matter.

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

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Cause No. 34,423, Yolanda Villarreal, Individually and on behalf of the Estate of Gerardo Villarreal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Villarreal”). The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and (ii) seek damages for past and future financial support in the amount of $586,334, in addition to undisclosed damages for wrongful death and survival damages, as well as exemplary damages, for the wrongful death of Gerardo Villarreal who they claim died as a result of the fire. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable under vicarious liability theories. On

August 22, 2006, relatives of Roberto Chavira intervened in the case alleging similar claims and seeking damages for lost economic support and lost household services in the amount of $894,078, in addition to undisclosed damages for wrongful death and survival damages, as well as exemplary damages regarding the death of Roberto Chavira.

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

On May 2, 2007, the following lawsuit was filed in the 84th Judicial District Court of Hutchinson County, Texas, Cause No. 37,619, Gary and Genia Burgess, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Burgess”). Eleven plaintiffs claim that electrical wiring and equipment relating to oil and gas operations of the Company or certain of its subsidiaries started a wildfire that began on March 12, 2006 in Carson County, Texas. Five of the plaintiffs are former plaintiffs in the Adcock matter. The plaintiffs (i) allege negligence, res ipsa loquitor, nuisance, and trespass and (ii) seek damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling approximately $1,997,217.86. In addition, the plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership. By Settlement Agreement and Release signed by all parties on November 5, 2008, the claims of all plaintiffs in this suit were resolved and will be dismissed with prejudice.

On May 15, 2007, William L. Arrington, William M. Arrington and Mark and Le’Ann Mitchell intervened in the SPS case. The intervenors (i) allege negligence, res ipsa loquitor, nuisance, and trespass and (ii) seek damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling approximately $118,320. In addition, the intervenors seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The intervenors also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. By Settlement Agreement and Release signed by all parties on November 5, 2008, the claims of these Intervenors were resolved and will be dismissed with prejudice.  This Settlement Agreement and Release does not affect the claims of any other Plaintiff or Intervenor in this matter.

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

On December 18, 2007, the following lawsuit was filed in the 348th Judicial District Court of Tarrant County, Texas, Cause No. 348-227907-07, Norma Valenzuela, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Valenzuela”). Six plaintiffs, including the two plaintiffs and intervenor from the nonsuited Martinez case, claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and (ii) seek actual damages in the minimal amount of $4,413,707 for the wrongful death of four relatives, Manuel Dominguez, Roberto Chavira, Gerardo Villarreal and Medardo Garcia, who they claim died as a result of the fire. In addition, plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement.

On January 10, 2008, Philip L. Fletcher intervened in the consolidated case in the 200th District Court of Travis County, Texas as part of the SPS case. The intervenor (i) alleges negligence, trespass and nuisance and (ii) seeks damages of $120,408, including, but not limited to, damages to his livestock, attorney’s fees and exemplary damages. The intervenor also claims that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership.

On January 15, 2008, the Jones and McMordie Ranch Partnership intervened in the consolidated case in the 200th District Court of Travis County, Texas as part of the SPS case. The intervenor (i) alleges negligence, trespass and nuisance and (ii) seeks damages of $86,250.71, including, but not limited to, damages to his livestock, attorney’s fees and exemplary damages. The intervenor also claims that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership.

On February 11, 2008, the following lawsuit was filed in the 48th Judicial District Court of Tarrant County, Texas: Cause No. 048-228763-08, Abraham Equine, Inc. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Abraham Equine”). The plaintiff claims that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County. The plaintiff (i) alleges negligence, trespass and nuisance and (ii) seeks damages of $1,608,000, including, but not limited to, damages to its land, livestock and lost profits. In addition, the plaintiff seeks (i) reimbursement for its attorney’s fees and (ii) exemplary damages. The plaintiff also claims that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement.  This suit (along with the claims of Abraham Brothers, LP, Edward C. Abraham, Salem A. and Ruth Ann Abraham and Jason M. Abraham, discussed above) was resolved through a Settlement and Release Agreement effective October 12, 2008 and will be dismissed with prejudice.

On March 10, 2008, the following lawsuit was filed in the 352nd Judicial District Court of Tarrant County, Texas, Cause No. 352-229256-08, Gary Pfeffer v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Pfeffer”). The plaintiff claims that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County. The plaintiff (i) alleges negligence, trespass and nuisance, (ii) seeks undisclosed damages for the wrongful death of his father, Bill W. Pfeffer, who he claims died as a result of the fire and (iii) seeks actual damages of $1,023,572.37 for damages to his parents’ home and property. In addition, the plaintiff seeks exemplary damages. The plaintiff also claims that Cano and its subsidiaries are jointly and severally liable as a general partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the

Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement.

On March 11, 2008, the following lawsuit was filed in the 141st Judicial District Court of Tarrant County, Texas, Cause No. 141-229281-08, Pamela Ayers, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Ayers”). The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County. The plaintiffs (i) allege negligence and (ii) seek undisclosed damages for the wrongful death of their mother, Kathy Ryan, who they claim died as a result of the fire. In addition, the plaintiffs seek exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or general partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement.

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

Due to the inherent risk of litigation, the ultimate outcome of these cases and any jury trial is uncertain and unpredictable (see “Part II, Item 1A – Risk Factors – Risks Related to Our Business – We are subject to several lawsuits relating to a fire that occurred on March 12, 2006 in Carson County, Texas which may have an adverse impact on us”).  At this time, Cano management believes that the lawsuits are without merit and will continue to vigorously defend itself and its subsidiaries, while seeking solutions to resolve these lawsuits in a cost-effective manner.

Insurance Settlements Related to the Fire Litigation

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

On February 9, 2007, Cano and its subsidiaries entered into a Settlement Agreement and Release with the plaintiff pursuant to which in exchange for mutual releases, in addition to the approximately $923,000 that we have been reimbursed by plaintiff, the plaintiff agreed to pay to Cano within 20 business days of February 9, 2007 the amount of $6,699,827 comprised of the following: (a) the $1,000,000 policy limits of the primary policy; (b) the $5,000,000 policy limits of the excess policy; (c) $500,000 for future defense costs; (d) $144,000 as partial payment for certain unpaid invoices for litigation related expenses; (e) all approved reasonable and necessary litigation related expenses through December 21, 2006 that are not part of the above-referenced $144,000; and (f) certain specified attorneys fees. During February 2007, we received the $6,699,827 payment from Mid-Con. Of this $6,699,827 amount, the payments for policy limits amounting to $6,000,000, in accordance with the senior credit agreement (Note 4), were placed in a controlled bank account and the use of the proceeds was specified to pay attorneys’ fees, settlement amounts and other litigation expenses incurred to defend and/or settle the fire litigation, and for general corporate purposes. These proceeds have been fully expended.

On March 11, 2008, one of Cano’s subsidiaries entered into a tolling agreement with Kel-Tex Electric, Inc. (“Kel-Tex”), an electrical contractor that was identified as a potentially responsible third party in connection with the claims related to the pending wildfire litigation against Cano and its subsidiaries.  In accordance with the terms of a Settlement Agreement and Release effective October 11, 2008, Kel-Tex  paid Cano for its full insurance policy limits totaling $6.0 million in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas, which was fully received on October 31, 2008.  This $6.0 million has been fully expended to cover portions of the settlements described above and is not included, as of September 30, 2008, in the $6.0 million liability under deferred litigation credit as presented on our consolidated balance sheet.  Based on our knowledge and judgment of the facts as of September 30, 2008, we believe the deferred litigation credit balance is adequate.

Securities Litigation against Outside Directors

On October 2, 2008, the following lawsuit (08 CV 8462) was filed in the United States District Court for the Southern District of New York against David W. Wehlmann; Gerald W. Haddock; Randall Boyd; Donald W. Niemiec; Robert L. Gaudin; William O. Powell, III, and the underwriters alleging violations of the federal securities laws.  The plaintiff seeks to certify the lawsuit as a class action.  The lawsuit alleges that the prospectus for the June 26, 2008 public offering of Cano common stock contained statements regarding Cano’s proved reserve amounts and standards that were materially false and overstated Cano’s proved reserves.  Messrs. Wehlmann, Haddock, Boyd, Niemiec, Gaudin and Powell were Cano outside directors on June 26, 2008.  The lawsuit seeks an unspecified amount of damages for the class if the lawsuit is certified as a class action.  Due to the inherent risk of litigation, the outcome of this lawsuit is uncertain and unpredictable; however, at this time, managment believes the lawsuit is without merit and is vigorously supporting its outside directors in the defense of the claims against them.

Other

Occasionally, we are involved in other various lawsuits and certain governmental proceedings arising in the ordinary course of business. Our management does not believe that the ultimate resolution of any current matters that are not set forth above, will have a material effect on our financial position or results of operations. Management’s position is supported, in part, by the existence of insurance coverage, indemnification and escrow accounts. None of our directors, officers or affiliates, owners of record or beneficial owners of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Operating Strategy

We are an independent oil and natural gas company that utilizes enhanced oil recovery (“EOR”) techniques to increase production and reserves at our existing properties and properties acquired in the future.  Our assets are located onshore U.S. in Texas, New Mexico and Oklahoma. Our focus on domestic, mature oil fields eliminates exploration risk and the uncertainty associated with international development.  We primarily use waterflooding and EOR, such as alkaline/ surfactant/ polymer (“ASP”) technology to develop our properties.

We believe our current portfolio of oil and natural gas properties provides ample opportunities to apply our operational strategy. As of June 30, 2008, pro forma for the sale of Pantwist, LLC as discussed in Note 2, we had proved reserves of 50,749 MBOE, of which 8,717 MBOE were proved producing, 2,491 MBOE were proved non-producing, and 39,541 MBOE were proved undeveloped. Crude oil reserves accounted for 74% of our pro forma total proved reserves at June 30, 2008.

During the fiscal year ended June 30, 2008 and continuing into our current fiscal year ending June 30, 2009 (“2009 Fiscal Year”), our primary emphasis is to develop our existing oil and natural gas properties through activities such as waterflooding and EOR technology. These development activities are more clearly defined in the next section titled “Drilling Capital Development Update.”

Drilling Capital Development Update

For the 2009 Fiscal Year, we have revised our drilling capital development budget from $97.5 million to $35.5 million due to the recent deterioration in the credit and equity markets, coupled with significantly lower crude oil and natural gas prices. The budget revised allocates capital as follows:

•                  $16.5 million at the Cato Properties

•                  $12.4 million at the Panhandle Properties

•                  $2.2 million at the Nowata Properties

•                  $4.0 million at the Desdemona Properties

•                  $0.4 million at other projects

Our capital development program includes the drilling of 21 new wells. The financing of our capital expenditures is discussed below under “Liquidity and Capital Resources.” The status of our capital development activity during the 2008 Fiscal Year and planned activity during the 2009 Fiscal Year is summarized as follows:

          Panhandle Properties.     Production at the Cockrell Ranch Unit waterflood has remained at approximately 80-100 net BOEPD for June 2008 through September 2008.  During the first quarter, as a result of our previously announced surveillance program, we identified and corrected injectivity issues in 16 of 62 total water injection wells.  This work was completed in September 2008.  The Cockrell waterflood has been at full injection for only seven months.  As we are early in the life of this waterflood, the surveillance measures we have taken are normal. Of note, there are areas of the flood that are responding favorably, with percentage of oil  in the total produced fluid in excess of 10%.

The next phase of the waterflood project at the Panhandle field consists of six separate “mini” phases on reduced well spacing that will allow Cano to accelerate field development. Tighter spacing and smaller development patterns should reduce permitting and response times. Our revised capital development plan provides for the development of only one “mini” phase this fiscal year. The Harvey Unit had its waterflood permit application approved by the Texas Railroad Commission on October 20, 2008. We will be ready to initiate injection by calendar year end 2008.  Net production at the Panhandle Properties for September 2008 was approximately 610 BOEPD.

         Cato Properties.     In July 2008, we reinstated our drilling program and have drilled and completed eight additional waterflood infill wells plus one water source well.  The revised capital development plan for the 2009 Fiscal Year provides for the drilling of a total of 12 new waterflood pattern wells and to initiate water injection. We received notice on September 9, 2008 of final approval of the waterflood application by the New Mexico Oil and Gas Conservation Commission. We currently have ten water injection wells on-line and anticipate being in positioned to initiate water injection in four additional wells by calendar year end. Net production for September 2008 at the Cato Properties was approximately 340 BOEPD.

         Desdemona Properties.     We will test a number of Marble Falls and Barnett Shale zones utilizing a second hydraulic fracture stimulation treatment in the first and second quarter. We continue to monitor the pilot waterflood project.  We do not expect to see meaningful response from the Duke Sand Waterflood during the 2009 Fiscal Year. Net production for September 2008 at the Desdemona Properties was approximately 60 BOEPD.

         Nowata Properties.    Our ASP tertiary recovery pilot project, which has been in full operation since December 2007, has injected close to .18 PVI of ASP. Pore volume injection, or PVI, is the amount of void space of a producing formation that has been displaced with water or surfactants, polymers and other additive.  We expect an initial response to the ASP pilot by the end of the 2008 calendar year.  We plan to continue injecting ASP and will drill four ASP Pilot observation wells in the 2009 Fiscal Year. Net production for September 2008 at the Nowata Properties was approximately 220 BOEPD.

         Davenport Properties.    Net production for September 2008 was approximately 70 BOEPD.

         Corsicana Properties.     Net production for September 2008 was approximately 2 BOEPD. In light of current commodity prices and our revised drilling capital budget (as previously discussed), we believe there is uncertainty in the development of Corsicana’s proven undeveloped reserves.  Therefore, we have recorded a pre-tax $3.5 million impairment of our Corsicana oil and gas properties.

Liquidity and Capital Resources

As discussed in Note 3, we completed the issuance of common stock on July 1, 2008, receiving net proceeds of $53.9 million for the issuance of 7.0 million shares of our common stock.  The net proceeds were initially used to pay down our long-term debt due under the senior credit agreement.

As discussed in Note 2, on October 1, 2008, we sold our wholly-owned subsidiary, Pantwist, LLC (“Pantwist”), for $42.7 million ($40.1 million net of certain closing adjustments and broker fees).

As a direct result of the common stock issuance and sale of Pantwist, we fully repaid our long-term debt and terminated our subordinated debt agreement, which had an 8.50% interest rate.  As discussed in Note 4, our  borrowing base is $60.0 million under the senior credit agreement.  We intend to draw down the available borrowings to fund our capital development program as previously discussed under “Drilling Capital Development Update”, for selective acquisitions and for general corporate purposes.

At September 30, 2008, our cash balance was $11.5 million.  As shown in the pro forma information in the consolidated balance sheets and further discussed in Note 2, after the completion of the Pantwist sale and paydown of long-term debt, our pro forma cash balance is $6.8 million.  At September 30, 2008, our cash balance along with the balances for accounts payable and accrued liabilities were higher than normal as we waited to complete the sale of Pantwist, LLC on October 1, 2008.

For the three months ended September 30, 2008, we generated cash from operations of $2.7 million, which is a $1.6 million increase as compared to the prior year quarter of $1.1 million. The $1.6 million increase is attributed to higher revenues partially offset by higher operating expenses, as further discussed under “Results of Operations.”

During October 2008, we sold a previously purchased financial contract covering July 2010 through December 2010 consisting of price floors for $0.6 million.  All costless collars and other price floor contracts, as discussed in Note 5, remain in place.  The lead lender for our senior debt agreement, Union Bank of California, N.A., is the counterparty to all remaining derivatives.

As discussed in Note 12, as of October 31, 2008, Kel-Tex Electric, Inc. paid Cano its full insurance policy limits of $6.0 million in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas. This $6.0 million has been fully expended to cover the settlements discussed in Note 12.

We believe the combination of cash on hand, cash flow generated from operations, expected success of prior capital development projects and available debt is sufficient to finance our operations, contractual obligations and capital expenditure program (as previously discussed in the section titled “Drilling Capital Development Update”) through June 30, 2009.

On December 28, 2007, our universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt and subordinated debt up to an aggregate amount of $150.0 million.  After the issuance of common stock on July 1, 2008, we have $96.0 million of availability under this registration. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  We have no immediate plans to utilize the universal shelf registration statement.

Historically, our primary sources of capital and liquidity have been issuance of equity securities, borrowings under our credit agreements, and cash flows from operating activities.

Results of Operations

For the quarter ended September 30, 2008 (“current quarter”), we had income applicable to common stock of $11.8 million, which was $13.0 million higher as compared to the $1.2 million loss applicable to common stock incurred for the quarter ended September 30, 2007 (“prior year quarter”).  Positive factors included increased revenues of $4.3 million, unrealized gains on commodity derivatives of $24.7 million and higher income of $0.8 million from discontinued operations.  These positive factors were partially offset by higher operating expenses of $8.2 million, and higher realized losses on commodity derivatives of $0.8 million.

These items will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarters ended September 30, 2008 and 2007.

	Quarter Ended September 30,		Increase
	2008	2007	(Decrease)
Operating Revenues (In thousands)	$10,946	$6,587	$4,359
Sales
• Oil (MBbls)	73	56	17
• Gas (MMcf)	194	239	(45)
• Total (MBOE)	105	96	9
Average Price
• Oil ($/ Bbl)	$111.88	$72.42	$39.46
• Gas ($/ Mcf)	$14.04	$10.25	$3.79

The current quarter operating revenues of $10.9 million represent an improvement of $4.3 million as compared to the prior year quarter of $6.6 million. The $4.3 million improvement is primarily attributable to higher prices received for crude oil and natural gas sales of $3.3 million and $0.8 million, respectively, and higher oil sales of $0.8 million, partially offset by lower gas sales of $0.6 million.  The higher oil sales were primarily attributed to the development activity at the Cato Properties, as previously discussed under the “Drilling Capital Development Update.” The decreased gas sales pertain primarily from the Barnett Shale production from our Desdemona Properties due to reduced development activity and lower gas production from our Panhandle Properties due to normal decline, partially offset by higher gas production from the Cato Properties due to the aforementioned development activity.

The average price we received for crude oil sales is generally at or above market prices received at the wellhead (other than at the Cato Properties). The average price we receive for natural gas sales is approximately the market price received at the wellhead, adjusted for the value of natural gas liquids, less transportation and marketing expenses.

As discussed in Note 5, we have commodity derivatives in place that provide for $80 to $85 crude oil floor prices and $7.50 to $8.00 natural gas floor prices. If crude oil and natural gas NYMEX prices are lower than the floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price.

Operating Expenses

For the current quarter, our total operating expenses were $15.8 million, or $8.2 million higher than the prior year quarter of $7.6 million. The $8.2 million increase resulted from an impairment of long-lived assets of $3.5 million, increased lease operating expenses of $2.5 million, higher general and administrative expenses of $1.2 million, higher production and ad valorem taxes of $0.6 million and higher depletion and depreciation expense of $0.4 million.

During the current quarter, we have recorded a pre-tax $3.5 million impairment on our Corsicana oil and gas properties.  In light of current commodity prices and our revised drilling capital budget, we believe there is uncertainty in the likelihood of our developing Corsicana’s proven undeveloped reserves within the next five years.  The fair value was determined using estimates of future production volumes, prices and operating expenses, discounted to a present value.

Our lease operating expenses (“LOE”) consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, and utilities. For the current quarter, our LOE was $5.1 million, which is $2.5 million higher than the prior year quarter.  For the current quarter, our LOE per BOE, based on production, was $45.93 as compared to $25.86 for the prior year quarter. We have incurred higher LOE due to increased workover activities at the Panhandle Properties, higher electricity costs and increased downhole chemical treatments. The workover activities pertained to returning wells to production and are expected to result in increased production in future months.  In general, secondary and tertiary LOE is higher than companies developing primary production because fields are more mature and typically produce less oil and more water.  We expect the LOE per BOE to decrease during the 2009 Fiscal Year as we have successfully negotiated service rate decreases with vendors and expect production increases from the waterflood and EOR development activities we have implemented and are implementing as discussed under the “Drilling Capital Development Update.”

Our general and administrative (G&A) expenses consist of support services for our operating activities and investor relations costs. For the current quarter, our G&A expenses totaled $4.9 million, which is $1.2 million higher than the prior year quarter of $3.6 million. The primary reasons for the $1.2 million increase were higher legal expenses pertaining to the fire litigation as discussed in Note 12; increased stock compensation expense due to the issuance of restricted shares and stock options as discussed in Notes 6 and 7, respectively; and increased payroll costs.

For the current quarter, our production and ad valorem taxes were $1.1 million, which is $0.6 million higher than the prior year quarter.  The increase is attributable to higher revenues and increased ad valorem taxes due to notification of revisions in tax property valuations by taxing authorities for the 2008 calendar year.  Therefore, the current quarter includes higher tax rates for the current quarter plus a charge for applying the rates to the first six months of the 2008 calendar year.

For the current quarter, our depletion and depreciation expense was $1.2 million, or $0.4 million higher than the prior year quarter.  This includes depletion expense pertaining to our oil and gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, gas plant, office furniture and computers.  For the current quarter, our depletion rate pertaining to our oil and gas properties was $10.41 per BOE, as compared to prior year quarter of $7.18 per BOE due to higher rates for our Cato and Panhandle Properties based on our reserve redetermination at June 30, 2008.

Interest Expense

The interest expense we incurred in the current quarter of $0.1 million is comparable to the prior year quarter.  Our interest expense for the current and prior year quarters is impacted by $0.3 million and $0.5 million, respectively, of interest cost that was capitalized to waterflood and ASP projects as discussed under the “Drilling Capital Development Update.”

Unrealized Gain (Loss) on Commodity Derivatives

As discussed in Note 5, we have entered into financial contracts to set price floors for crude oil and natural gas, and to set price ceilings for crude oil.  For the current quarter, we recorded an unrealized gain of $24.2 million to reflect the fair value of the commodity derivatives as of September 30, 2008.  For the prior year quarter, we recorded an unrealized loss of $0.5 million.  By their nature, these commodity derivatives can be highly volatile to our earnings.  A five percent change in these prices for our derivative instruments can impact earnings by approximately $0.1 million.

Realized Gain (Loss) on Commodity Derivatives

As discussed in Note 5, during the current year quarter, we incurred a realized loss on our commodity derivatives amounting to $0.6 million.  For the prior year quarter, we had a realized gain of $0.3 million.  If crude oil and natural gas NYMEX prices are lower than the floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price. Conversely, if crude oil and natural gas NYMEX prices are higher than the ceiling prices, we will pay our counterparty for the difference between the NYMEX price and floor price.

Income Tax Benefit

For the current quarter, we recorded an income tax expense of $8.1 million as compared to an income tax benefit of $0.1 million during the prior year quarter. Both quarterly tax amounts include taxes related to discontinued opeartions. The change is a direct result of the change in taxable income and an increase in the current quarter’s state tax rate, resulting in an aggregate rate of 39%.  The income tax rate for the prior year quarter was 32%.

Preferred Stock Dividend

The preferred stock dividend for the current quarter of $0.9 million is comparable to the prior year quarter.

Income from Discontinued Operations

For the current and prior year quarters, we had income from discontinued operations of $1.4 million and $0.7, respectively.  This represents the income attributable to the divested Pantwist operations as discussed in Note 2.

 New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have adopted SFAS No. 159 on July 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133 (“SFAS No. 161”). SFAS No. 161 amends and expands SFAS No. 133 to enhance required disclosures regarding derivatives and hedging activities. It requires companies to provide additional disclosure to discuss the uses of derivative instruments; the accounting for derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. We will adopt SFAS No. 161 on July 1, 2009. We do not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Notes 4, 5 and 10 regarding the updates of our market risk for the quarter ended September 30, 2008.

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

During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A.  Risk Factors.

Due to the recent deterioration in the credit and equity markets and significantly lower crude oil and natural gas prices and certain settlements regarding the fire litigation, we are updating certain of the risk factors that were included in our Annual Report on Form 10-K for the year-ended June 30, 2008.

Risks Related to Our Industry

Oil and natural gas prices are volatile. The recent decline in prices could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

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

•                  political instability or armed conflict in oil-producing regions; and

•                  the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. The recent declines in oil and natural gas prices may not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves.

The oil and natural gas industry is capital intensive, and we may not be able to raise the capital needed in the future to conduct our operations as planned or make strategic acquisitions, especially in light of the current credit and equity markets.

The oil and natural gas industry is capital intensive. We make substantial capital expenditures for the acquisition, exploration for and development of oil and natural gas reserves.  Due to the current credit and equity markets and lower oil and natural gas prices, we have reduced our capital budget for the fiscal year 2009.

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

Any one of these variables can materially affect our ability to borrow under our credit agreement.

If our revenues or the borrowing base under our credit agreement decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, public or private sales of debt or equity securities or other forms of financing, or consider selling non-core assets to raise additional operating capital. However, especially in light of the current credit and equity markets, we may not be able to obtain additional financing or make sales of non-core assets upon terms acceptable to us.

Risks Related to Our Business

If we cannot obtain sufficient additional capital when needed, we will not be able to continue with our business strategy. In addition, significant infusions of additional capital may result in dilution to your ownership and voting rights in our securities.

Our business strategy includes acquiring interests in mature oil fields with established reserves that may possess significant remaining upside exploitation potential by implementing various secondary and tertiary enhanced oil recovery operations. We continue to evaluate acquiring undervalued properties that feature enhanced recovery opportunities. As we continue to evaluate acquisition candidates, we may require additional capital to finance the acquisitions as well as to conduct our EOR operations. Especially in light of the current credit markets, we may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. If we cannot raise the additional capital required to implement our business strategy, we may be required to curtail operations or develop a different strategy, which could adversely affect our financial condition and results of operations. Further, any debt financing must be repaid and redeemable preferred stock must be redeemed regardless of whether or not we generate profits or cash flows from our business activities.

If available in light of the current equity markets, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

We are subject to many restrictions under our senior credit agreement which may adversely impact our future operations.

We may depend on our senior credit agreement for future capital needs. As required by our senior credit agreement with our bank lenders, we have pledged substantially all of our oil and natural gas properties as collateral to secure the payment of our indebtedness. The senior credit agreement restricts our ability to obtain additional financing, make investments, sell assets, grant liens, repurchase, redeem or retire our securities, enter into specific transactions with our subsidiaries or affiliates and engage in business combinations. The senior credit agreement prohibits us from declaring or paying dividends on our common stock. We are also required to comply with certain financial covenants and ratios.

These financial covenants and ratios could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or economy in general, including the current downturn in the economy, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the senior credit agreement impose on us. Although we are currently in compliance with these covenants, in the past we have had to request waivers from or enter into amendments with our lenders to avoid default because of our anticipated non-compliance with certain financial covenants and ratios. Any future default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under the senior credit agreement. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it, which could force us to sell significant assets or to have our assets foreclosed upon which could have a material adverse effect on our business or financial results. Even if new financing were available in light of the current credit market, it may not be on terms that are acceptable to us.

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

Cano and certain of its subsidiaries are defendants in several lawsuits relating to a fire that occurred on March 12, 2006 in Carson County, Texas. The alleged damages include damage to land and livestock, remedial expenses and claims relating to wrongful death. We have settled certain of the lawsuits. Currently, known aggregate actual damage claims are approximately $10,800,000. However, certain plaintiffs have not provided actual damage claims for any or all of their claims. These actual damage claims do not include the additional claims by the plaintiffs for attorneys’ fees and exemplary damages, the potential amounts of which cannot be reasonably estimated. In February 2007, we entered into a Settlement Agreement with our insurance carrier pursuant to which we received $6,699,827 in exchange for releasing the insurance carrier from any future claims. $6,000,000 of the amount received related to the insurance policy limits and the remaining $699,827 related to the reimbursement of defense costs previously incurred by Cano. The $6,000,000 payment for policy limits, in accordance with the senior credit agreement, was placed in a controlled bank account and the use of the proceeds was specified to pay attorneys’ fees, settlement amounts, other litigation expenses incurred to defend and/or settle the fire litigation, and for general corporate purposes. We have fully expended the $6,000,000 payment from fire litigation insurance proceeds.  On October 11, 2008, Kel-Tex Electric, Inc. committed to pay us $6,000,000 in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas.  This $6,000,000 was fully received by October 31, 2008 and has been fully expended to cover portions of the settlements entered into to date.  There is no remaining insurance coverage for the fire litigation. We may not be able to settle any or all of the remaining fire litigation cases on acceptable terms and may not prevail in court on any or all of such cases. If there is an adverse judgment entered against us in one or more of the remaining fire litigation cases, based on the illiquid nature of a significant portion of our assets, we may not be able to (i) post a sufficient supersedeas bond during the appeal process of any adverse judgment, which may permit the prevailing plaintiffs to attempt to execute on any judgment pending appeal, and/or (ii) satisfy the amount of any adverse judgment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following shares of our common stock were delivered to us during the quarter ended September 30, 2008 to satisfy tax withholding obligations relating to the vesting of restricted stock awards:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	22,975	$7.61	—	—

August 1, 2008 through August 31, 2008	—	—	—	—

September 1, 2008 through September 30, 2008	22,758	$2.31	—	—

Total	45,733	$4.97	—	—

These shares were delivered by Morris B. Smith, Patrick McKinney and Michael Ricketts pursuant to the terms of the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan, to satisfy tax withholding obligations related to the vesting of their restricted stock awards.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Purchase and Sale Agreement by and among Cano Petroleum, Inc., as Seller, and Legacy Reserves Operating LP, as Buyer, and Pantwist, LLC, as the Company, dated September 5, 2008 (The schedules and exhibits have been omitted from this filing. An exhibit to the schedules and exhibits is contained in the Purchase and Sale Agreement and the schedules and exhibits are available to the Securities and Exchange Commission upon request), incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on October 6, 2008.

2.2

First Amendment to the Purchase and Sale Agreement by and among Cano Petroleum, Inc., as Seller, and Legacy Reserves Operating LP, as Buyer, and Pantwist, LLC, as the Company, dated October 1, 2008 (The schedules and exhibits have been omitted from this filing. An exhibit to the schedules and exhibits is contained in the First Amendment to the Purchase and Sale Agreement and the schedules and exhibits are available to the Securities and Exchange Commission upon request), incorporated by reference from Exhibit 2.2 to Current Report on Form 8-K filed on October 6, 2008.

3.1	Amendment to Amended and Restated Bylaws, dated October 20, 2008, incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 24, 2008.
10.1*	Summary of 2009 Cash Incentive Awards.
10.2	Consulting Agreement dated October 1, 2008 by and between Cano Petroleum, Inc. and Morris B. Smith, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2008.
10.3*	Amendment to Employment Agreement of Phillip Feiner dated September 8, 2008.
10.4*	Prepayment Premium Letter dated September 30, 2008.

10.5*

Consent and Amendment No. 13 dated as of September 30, 2008 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender and Natixis.

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

CANO PETROLEUM, INC.

Date: November 10, 2008	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Benjamin Daitch
Benjamin Daitch
Senior Vice-President and Chief Financial Officer

Date: November 10, 2008	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer