Form 10-Q
period 2008-12-31
CANO PETROLEUM, INC
filed 2009-02-09
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32496

CANO PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Burnett Plaza

801 Cherry Street, Suite 3200

Fort Worth, TX 76102

(Address of principal executive offices, including zip code)

(817) 698-0900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  46,078,518 shares of common stock, $0.0001 par value per share, as of February 6, 2009.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
In Thousands, Except Shares and Per Share Amounts	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$668	$771
Accounts receivable	2,196	3,916
Deferred tax asset	—	3,592
Derivative assets	7,967	—
Inventory and other current assets	1,341	642
Assets held for sale (Note 2)	—	25,912
Total current assets	12,172	34,833

Oil and gas properties, successful efforts method	282,348	247,930
Less accumulated depletion and depreciation	(32,743)	(7,962)
Net oil and gas properties	249,605	239,968
Fixed assets and other, net	2,820	2,096
Derivative assets	6,164	125
Goodwill	101	786
TOTAL ASSETS	$270,862	$277,808
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,252	$8,679
Accrued liabilities	7,069	2,840
Deferred tax liabilities	2,890	—
Liabilities associated with discontinued operations (Note 2)	—	1,398
Oil and gas sales payable	558	815
Derivative liabilities	—	9,978
Current portion of asset retirement obligations	336	345
Total current liabilities	18,105	24,055
Long-term liabilities
Long-term debt (Note 4)	30,000	73,500
Asset retirement obligations	3,000	2,865
Deferred litigation credit (Note 13)	—	6,000
Derivative liabilities	—	16,390
Deferred tax liabilities	30,147	26,062
Total liabilities	81,252	148,872

Temporary equity
Series D convertible preferred stock and paid-in-kind dividend; par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 23,849 and 44,474 shares issued at December 31, 2008 and June 30, 2008, respectively; liquidation preference at December 31, 2008 and June 30, 2008 of $26,431 and $48,353, respectively.	24,848	45,086

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,346,812 and 46,078,518 shares issued and outstanding at December 31, 2008, respectively; and 40,523,168 and 39,254,874 shares issued and outstanding at June 30, 2008, respectively.	5	4
Additional paid-in capital	188,161	121,831
Accumulated deficit	(22,833)	(37,414)
Treasury stock, at cost; 1,268,294 shares held in escrow	(571)	(571)
Total stockholders’ equity	164,762	83,850
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$270,862	$277,808

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
In Thousands, Except Per Share Data	2008	2007	2008	2007
Operating Revenues:
Crude oil sales	$3,685	$4,855	$11,803	$8,912
Natural gas sales	1,112	2,762	3,846	5,212
Other revenue	79	79	159	158
Total operating revenues	4,876	7,696	15,808	14,282

Operating Expenses:
Lease operating	4,774	2,659	9,843	5,226
Production and ad valorem taxes	426	488	1,479	981
General and administrative	9,544	3,763	14,404	7,385
Impairment of long-lived assets (Note 12)	22,398	—	22,398	—
Depletion and depreciation	1,361	891	2,572	1,752
Accretion of discount on asset retirement obligations	76	50	150	101
Total operating expenses	38,579	7,851	50,846	15,445

Loss from operations	(33,703)	(155)	(35,038)	(1,163)

Other income (expense):
Interest expense and other	(119)	(151)	(254)	(352)
Impairment of goodwill	(685)	—	(685)	—
Unrealized gain (loss) on commodity derivatives	18,933	(1,846)	43,180	(2,362)
Realized gain (loss) on commodity derivatives	2,365	(38)	1,814	259
Total other income (expense)	20,494	(2,035)	44,055	(2,455)

Income (loss) from continuing operations before income taxes	(13,209)	(2,190)	9,017	(3,618)
Deferred income tax benefit (expense)	4,581	778	(4,038)	1,275

Income (loss) from continuing operations	(8,628)	(1,412)	4,979	(2,343)

Income from discontinued operations, net of related taxes	12,246	722	11,393	1,374
Net income (loss)	3,618	(690)	16,372	(969)

Preferred stock dividend	(855)	(888)	(1,791)	(1,855)
Preferred stock repurchased in excess of carrying amount	10,890	—	10,890	—

Net income (loss) applicable to common stock	$13,653	$(1,578)	$25,471	$(2,824)

Net income (loss) per share - basic
Continuing operations	$0.03	$(0.06)	$0.31	$(0.12)
Discontinued operations	0.27	0.02	0.25	0.04
Net income (loss) per share - basic (Note 9)	$0.30	$(0.04)	$0.56	$(0.08)

Net income (loss) per share - diluted
Continuing operations	$0.04	$(0.06)	$0.30	$(0.12)
Discontinued operations	0.23	0.02	0.21	0.04
Net income (loss) per share - diluted (Note 9)	$0.27	$(0.04)	$0.51	$(0.08)

Weighted average common shares outstanding
Basic	45,422	35,101	45,380	33,859
Diluted	53,275	35,101	53,743	33,859

See accompanying notes to these consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

JULY 1, 2008 THROUGH DECEMBER 31, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2008	40,523,168	$4	$121,831	$(37,414)	1,268,294	$(571)	$83,850

Net proceeds from issuance of common shares on July 1, 2008	7,000,000	1	53,907	—	—	—	53,908

Forfeiture and surrender of restricted stock	(176,356)	—	(228)	—	—	—	(228)

Stock-based compensation	—	—	1,761	—	—	—	1,761

Preferred stock dividend	—	—	—	(1,791)	—	—	(1,791)

Preferred stock repurchased in excess of carrying amount	—	—	10,890	—	—	—	10,890

Net income	—	—	—	16,372	—	—	16,372

Balance at December 31, 2008	47,346,812	$5	$188,161	$(22,833)	1,268,294	$(571)	$164,762

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
In Thousands	2008	2007
Cash flow from operating activities:
Net income (loss)	$16,372	$(969)
Adjustments needed to reconcile net income (loss) to net cash flow provided by (used in) operations:
Unrealized loss (gain) on commodity derivatives	(43,180)	2,362
Gain on sale of oil and gas properties	(19,309)	76
Accretion of discount on asset retirement obligations	153	108
Depletion and depreciation	2,587	2,287
Impairment of long-lived assets oil & gas properties	25,914	—
Impairment of goodwill	685	—
Stock-based compensation expense	1,761	1,660
Deferred income tax expense (benefit)	10,567	(502)
Amortization of debt issuance costs and prepaid expenses	713	648

Changes in assets and liabilities relating to operations:
Restricted cash	—	3,182
Accounts receivable	2,578	1,214
Derivative assets	1,882	(291)
Inventory and other current assets	(1,216)	(549)
Accounts payable	(721)	(1,788)
Accrued liabilities	(1,554)	(37)
Oil and gas sales payable	(373)	106
Net cash provided by (used in) operations	(3,141)	7,507

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(35,982)	(39,872)
Proceeds from sale of oil and gas properties	40,667	—
Net cash provided by (used in) investing activities	4,685	(39,872)

Cash flow from financing activities:
Repayments of long-term debt	(73,500)	—
Borrowings of long-term debt	30,000	8,500
Payments for debt issuance costs	(916)	—
Proceeds from issuance of common stock, net	53,908	23,823
Repurchases of preferred stock	(10,377)	—
Payment of preferred stock dividend	(762)	(1,223)
Net cash provided by (used in) financing activities	(1,647)	31,100

Net decrease in cash and cash equivalents	(103)	(1,265)
Cash and cash equivalents at beginning of period	771	2,119
Cash and cash equivalents at end of period	$668	$854

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$1,029	$1,066
Preferred stock repurchased in excess of carrying amount	$10,890	$—
Common stock issued for preferred stock conversion	$—	$4,000

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$815	$1,779

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Cano Petroleum, Inc. are unaudited and contain all adjustments. The adjustments consist primarily of normal recurring accruals and items unusual to our normal business activities related to litigation accruals and impairment charges necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2008.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. The computation of stock-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate.  The computation of the mark-to-market valuation of our commodity derivatives includes the observability of quoted market prices and an assessment of the potential non-performance of the counterparties. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Among other things, SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 160 on July 1, 2009. We do not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133 (“SFAS No. 161”). SFAS No. 161 amends and expands SFAS No. 133 to expand required disclosures to discuss the uses of derivative instruments; the accounting for derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. We will adopt SFAS No. 161 on July 1, 2009. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 affects companies that have provisions in their securities purchase agreements (for warrants and convertible instruments) that reset issuance/conversion prices based upon new issuances by companies at prices below the exercise price of said instrument.  Warrants and convertible instruments with such provisions will require the embedded derivative instrument to be bifurcated and separately accounted for as a derivative under SFAS No. 133.  Subject to certain exceptions, our Series D convertible preferred stock provides for resetting the conversion price if we issue new common stock below $5.75 per share.  We are evaluating the effect of EITF 07-5 on our financial position, results of operations or cash flows.  We will adopt EITF 07-5 on July 1, 2009.

2.    DISCONTINUED OPERATIONS

On October 1, 2008, we completed the sale of our wholly-owned subsidiary, Pantwist, LLC, for a net purchase price of $40.0 million consisting of a $42.7 million purchase price adjusted for $2.1 million of net cash received from discontinued operating income during the three months ended September 30, 2008 and $0.6 million of advisory fees.  The sale had an effective date of July 1, 2008.  At October 1, 2008, we recorded a pre-tax gain associated with the sale, exclusive of discontinued operating income, of approximately $19.2 million ($12.2 million after-tax). All current tax liabilities associated with such gain were offset by our existing net operating losses. We used the entire $42.1 million net cash proceeds received from the transaction and cash on hand to pay down amounts outstanding under our senior credit agreement on October 1, 2008.

On December 2, 2008, we sold our interests in our Corsicana oil and gas properties (“Corsicana Properties”) for $0.3 million.  For the three and six months ended December 31, 2008, the net operating losses for the Corsicana Properties amounted to $31,000 pre-tax ($20,000 after-tax) and $3.6 million pre-tax ($2.3 million after-tax), respectively. In the quarter ended September 30, 2008, we recorded a $3.5 million ($2.3 million after-tax) impairment at Corsicana, as we determined that we would not be developing its proved undeveloped reserves within the next five years since reserves that are not going to be developed in the next five years cannot be included as proved undeveloped reserves.

The operating results of Pantwist, LLC and our Corsicana Properties for the three and six months ended December 31, 2008 and 2007 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Operating Revenues:
Crude oil sales	$10	$1,018	$1,321	$1,957
Natural gas sales	—	1,305	1,696	2,501
Total operating revenues	10	2,323	3,017	4,458
Operating Expenses:
Lease operating	31	525	633	1,061
Production and ad valorem taxes	—	267	197	473
Impairment of long-lived assets	—	—	3,516	—
Depletion and depreciation	8	261	15	535
Accretion of discount on asset retirement	1	4	3	7
Interest expense, net	—	62	34	158
Total operating expenses	40	1,119	4,398	2,234
Gain (loss) on sale of properties	19,303	(76)	19,309	(76)
Income before income taxes	19,273	1,128	17,928	2,148
Income tax provision	(7,027)	(406)	(6,535)	(774)
Income from discontinued operations	$12,246	$722	$11,393	$1,374

At June 30, 2008, the assets of Pantwist, LLC and assets relating to the Corsicana Properties are classified as assets held for sale and the liabilities are classified as liabilities associated with discontinued operations on our consolidated balance sheet.

3.    COMMON STOCK ISSUANCE

On July 1, 2008, we completed the sale of 7,000,000 shares of our common stock through an underwritten offering at a share price of $8.00 per share ($7.75 net to us) resulting in net proceeds of approximately $53.9 million after underwriting discounts, commissions and expenses. We used the net proceeds from the offering to pay down debt which will be subsequently drawn in order to finance (i) development activities, (ii) general corporate purposes, and (iii) selective acquisitions.

4.    LONG-TERM DEBT

At December 31, 2008 and June 30, 2008, the outstanding amount due under our credit agreements was $30.0 million and $73.5 million, respectively.  The $30.0 million was borrowed solely from our senior credit agreement which had an average interest rate of 3.30% at December 31, 2008. Our sources of long-term debt are our senior credit facility (current borrowing base of $60.0 million) and our subordinated credit agreement ($15.0 million availability), which are discussed in greater detail below.

Senior Credit Agreement

On December 17, 2008, we finalized a new $120.0 million Amended and Restated Credit Agreement (“ARCA”) with Union Bank of North America, N.A. (“UBNA,” f/k/a Union Bank of California, N.A.) and Natixis. UBNA is the Administrative Agent and Issuing Lender of the ARCA.  The initial and current borrowing base, based upon our proved reserves, is $60.0 million.  Pursuant to the terms of the ARCA, the borrowing base is to be redetermined at May 1, 2009 and again at June 30, 2009.  Thereafter, there will be a redetermination every six months with one interim, additional redetermination allowed during any six month period between scheduled redeterminations.

At our option, interest is either (i) the sum of (a) the UBNA reference rate and (b)  the applicable margin of (1) 0.875% if less than 50% of the borrowing base is borrowed, (2) 1.125% if at least 50% but less than 75% of the borrowing base is borrowed, (3) 1.375% if at least 75% but less than 90% of the borrowing base is borrowed or (4) 1.625% if at least 90% of the borrowing base is borrowed; or (ii) the sum of (a) the one, two, three, six, nine or twelve month LIBOR rate (at our option) and (b) the applicable margin of (1) 2.0% if less than 50% of the borrowing base is borrowed, (2) 2.25% if at least 50% but less than 75% of the borrowing base is borrowed, (3) 2.50% if at least 75% but less than 90% of the borrowing base is borrowed or (4) 2.75% if at least 90% of the borrowing base is borrowed.  We owe a commitment fee on the unborrowed portion of the borrowing base of 0.375% per annum if less than 90% of the borrowing base is borrowed and 0.50% per annum if at least 90% of the borrowing base is borrowed.

Unless specific events of default occur, the maturity date of the ARCA is December 17, 2012.  Specific events of default which could cause all outstanding principal and accrued interest to be accelerated, include, but are not limited to, payment defaults, material breaches of representations and warranties, breaches of covenants, certain cross-defaults, insolvency, a change in control or a material adverse change.

The ARCA contains certain negative covenants including,  subject to certain exceptions, covenants against the following: (i) incurring additional liens, (ii) incurring additional debt or issuing additional equity interests other than common equity interests; (iii) merging or consolidating or selling, leasing, transferring, assigning, farming-out, conveying or otherwise disposing of any property, (iv) making certain payments, including cash dividends to our common stockholders, (v) making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interest in any person or oil and gas properties or activities related to oil and gas properties unless (a) with regard to new oil and gas properties, such properties are mortgaged to UBNA, as administrative agent, or (b) with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement or mortgage in favor of UBNA, as administrative agent, and (vi) entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions.

We must meet certain financial ratios.  The ratio of current assets to current liabilities must not be less than 1.00 to 1.00 for each fiscal quarter.  Current assets include unused borrowing base under the ARCA and the availability under the Subordinated Credit Agreement (as defined below).  Current liabilities exclude current portions of debt other than any current debt relating to the Series D Convertible Preferred Stock and liabilities for asset retirement obligations.  Current assets and current liabilities exclude derivative assets and liabilities.  The ratio of consolidated debt to consolidated EBITDA for the trailing four fiscal quarter period then ended must not be greater than 4.00 to 1.00.  For the purposes of this ratio, debt does not include the amounts of our Series D Convertible Preferred Stock.  The ratio of consolidated EBITDA for the previous four fiscal quarters to consolidated interest expense for the previous four fiscal quarters must not be less than 3.00 to 1.00.  Through the quarter-ending September 30, 2009, for both ratios, EBITDA includes the net gain on the sale of Pantwist LLC on October 1, 2008. At December 31, 2008, we were in compliance with the senior credit agreement debt covenants.

Subordinated Credit Agreement

On September 30, 2008, we paid off the entire outstanding $15.0 million principal due under the then existing subordinated credit agreement, interest expense and a prepayment premium of $0.3 million.  In conjunction with the payoff, we terminated that subordinated credit agreement.

On December 17, 2008, we finalized a new $25.0 million Subordinated Credit Agreement among Cano, the lenders and UnionBanCal Equities, Inc (“UBE”) as Administrative Agent (the “Subordinated Credit Agreement”).  The current availability under the Subordinated Credit Agreement is $15.0 million.  An additional $10.0 million could be made available at the lenders’ sole discretion.  Any advances, under the $15.0 million currently available must be made by March 17, 2009.  Any amounts borrowed shall be used to pay down debt outstanding pursuant to the ARCA, for capital expenditures, for working capital and for general corporate purposes

The interest rate is the sum of (a) the one, two, three, six, nine or twelve month LIBOR rate (at our option) and (b) 6.0%.  Through March 17, 2009, Cano owes a commitment fee of 1.0% on the unborrowed portion of the available borrowing amount.  As of December 31, 2008, no amounts are borrowed under the Subordinated Credit Agreement.

Unless specific events of default occur, the maturity date is June 17, 2013.  Specific events of default which could cause all outstanding principal and accrued interest to be accelerated, include, but are not limited to, payment defaults, material breaches of representations and warranties, breaches of covenants, certain cross-defaults, insolvency, a change in control or a material adverse change.

The Subordinated Credit Agreement contains certain negative covenants including, subject to certain exceptions, covenants against the following: (i) incurring additional liens, (ii) incurring additional debt or issuing additional equity interests other than common equity interests of Cano; (iii) merging or consolidating or selling, leasing, transferring, assigning, farming-out, conveying or otherwise disposing of any property, (iv) making certain payments, including cash dividends to our common stockholders, (v) making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or evidences of indebtedness or interest in any person or oil and gas properties or activities related to oil and gas properties unless (a) with regard to new oil and gas properties, such properties are mortgaged to UBE, as administrative agent, or (b) with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement or mortgage in favor of UBE, as administrative agent, and (vi) entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm’s length transactions.

We must meet certain financial ratios.  The ratio of current assets to current liabilities must not be less than 1.00 to 1.00 for each fiscal quarter.  Current assets include the unused borrowing base under the ARCA and the availability under the Subordinated Credit Agreement.  Current liabilities exclude current portions of debt other than any current debt relating to the Series D Convertible Preferred Stock and liabilities for asset retirement obligations.  Current assets and current liabilities exclude derivative assets and liabilities.  The ratio of consolidated debt to consolidated EBITDA for the trailing four fiscal quarter period then ended must not be greater than 4.50 to 1.00.  For the purposes of this ratio, debt does not include the amounts of our Series D Convertible Preferred Stock.  The ratio of consolidated EBITDA for the previous four fiscal quarters to consolidated interest expense for the previous four fiscal quarters must not be less than 2.50 to 1.00.  Through the quarter-ending September 30, 2009, for both ratios, EBITDA includes the net gain on the sale of Pantwist LLC on October 1, 2008. The ratio of total present value to consolidated debt must not be less than 1.50 to 1.00.  Total present value is the sum of 100% of the net present value, discounted at 10% per annum, of the future net revenues expected to accrue to (i) PDP reserves, (ii) PDNP reserves and (iii) PUD reserves, with the total present value of PDP reserves being at least 60% of the aggregate total present value.

Interest Rate Swap Agreement

On January 12, 2009, we entered into a three-year LIBOR interest rate basis swap contract with Natixis Financial Products, Inc. (“Natixis FPI”) for $20.0 million in notional exposure.  Under the terms of the transaction, we will pay Natixis FPI, in three-month intervals, a fixed rate of 1.73% and Natixis FPI will pay Cano the prevailing three-month LIBOR rate.  We do not designate this interest rate swap contract as either a cash flow or fair value hedge.

5.    COMMODITY DERIVATIVES

Pursuant to our senior and subordinated credit agreements discussed in Note 4, we are required to maintain our existing commodity derivative contracts, all of which have UBNA as our counterparty.  We have no obligation to enter into commodity derivative contracts in the future. Should we choose to enter into commodity derivative contracts to mitigate future price risk, we cannot enter into contracts for greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves.  As of December 31, 2008, we maintain the following commodity derivative contracts:

Time Period	Floor Oil Price	Ceiling Oil Price	Barrels Per Day	Floor Gas Price	Ceiling Gas Price	Mcf per Day	Barrels of Equivalent Oil per Day
1/1/09 - 12/31/09	$80.00	$110.90	367	$7.75	$10.60	1,667	644
1/1/09 - 12/31/09	$85.00	$104.40	233	$8.00	$10.15	1,133	422
1/1/10 - 12/31/10	$80.00	$108.20	333	$7.75	$9.85	1,567	594
1/1/10 - 12/31/10	$85.00	$101.50	233	$8.00	$9.40	1,033	406
1/1/11 - 3/31/11	$80.00	$107.30	333	$7.75	$11.60	1,467	578
1/1/11 - 3/31/11	$85.00	$100.50	200	$8.00	$11.05	967	361

During October 2008, we sold certain uncovered “floor price” commodity derivative contracts for the period July 2010 to December 2010 for $0.6 million to our counterparty and realized a gain of $0.1 million.  During November 2008, we sold all remaining uncovered “floor price” commodity derivative contracts for the period November 2008 through June 2010 for $2.6 million to our counterparty and realized a gain of $0.6 million.

During the three and six months ended December 31, 2008 and 2007, there were settlements under our commodity derivatives, due to us and paid by us, that are accrued as realized gains or losses on commodity derivatives in our consolidated statements of operations that are summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
In Thousands	2008	2007	2008	2007
Settlements received / accrued - monthly	$1,712	$176	$1,712	$473
Settlements received - sale of “floor price” contracts	653	—	653	—
Settlements paid / accrued - monthly	—	(214)	(551)	(214)
Realized gain (loss) on commodity derivatives	$2,365	$(38)	$1,814	$259

The cash settlements received/accrued by us were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the “floor prices” set for the respective time periods and realized gains from the sale of uncovered “floor price” contracts as previously discussed. The cash settlements paid/accrued by us were cumulative monthly payments due to our counterparty since the NYMEX crude oil and natural gas prices were higher than the “ceiling prices” set for the respective time periods. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows. At December 31, 2008, we had recorded a $0.9 million receivable from our counterparty included in accounts receivable on our consolidated balance sheet. At June 30, 2008, we had recorded a $1.2 million payable to our counterparty included in accounts payable on our consolidated balance sheet.

We compute our commodity derivative contracts mark-to-market valuation based on assumptions of forward prices, volatility and the time value of money as discussed in Note 11. We compared our valuation to our counterparties’ independently derived valuation to further validate our mark-to-market valuation. During the three months ended December 31, 2008, we recognized an unrealized gain on commodity derivatives in our consolidated statements of operations amounting to $18.9 million as compared to an unrealized loss on commodity derivatives of $1.8 million for the three months ended December 31, 2007.  During the six months ended December 31, 2008, we recognized an unrealized gain on commodity derivatives in our consolidated statements of operations amounting to $43.2 million as compared to an unrealized loss on commodity derivatives of $2.4 million for the six months ended December 31, 2007.

As of December 31, 2008, we had aggregate derivative assets of $14.1 million.  These amounts are based on our mark-to-market valuation of our commodity derivatives at December 31, 2008 and may not be indicative of actual future cash settlements.

6.     PREFERRED STOCK REPURCHASE

During November and December 2008, we repurchased 22,948 shares of Series D Convertible Preferred Stock, including accrued dividends and 2,323 shares from paid-in kind (“PIK”) dividends for approximately $10.4 million.    At December 31, 2008, 26,431 shares of Series D Convertible Preferred Stock remain outstanding (including 2,582 shares from PIK dividends).

7.     DEFERRED COMPENSATION

As of December 31, 2008, we have non-vested restricted shares totaling 656,667 shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value
			$000s
Non-vested restricted shares at June 30, 2008	1,005,000	$6.80	$6,833
Shares vested	(217,709)	$6.13	$(1,334)
Shares forfeited	(130,624)	$6.57	(858)
Non-vested restricted shares at December 31, 2008	656,667	$7.07	$4,641

The restricted share grants vest based on future years of service ranging from one to three years depending on the life of the award.  The fair value is based on our actual stock price on the date of grant multiplied by the number of restricted shares granted.  As of December 31, 2008, the fair value attributed to non-vested restricted shares amounted to $4.6 million.  For the quarters ended December 31, 2008 and 2007, we have expensed $0.5 million and $0.4 million, respectively, to stock compensation expense based on amortizing the fair value of prior grants over their appropriate service period.  For the six months ended December 31, 2008 and 2007, we have expensed $1.3 million and $0.7 million, respectively, to stock compensation expense. The forfeitures, noted above, resulted from shares used to satisfy employees’ tax withholding obligations related to the vesting of restricted shares, and the retirement of a key employee, which resulted in the forfeiture of non-vested restricted shares.

8.     STOCK OPTIONS

For the six months ended December 31, 2008, we granted 449,400 stock options to non-executive employees and 125,000 stock options to our directors under our 2005 Long-Term Incentive Plan.  The options were granted with an exercise price equal to our market price at the date of grant and expire after ten years.  These stock option awards vest anywhere from immediate vesting (for directors) to three years, based upon continuous service.  The factors used to calculate the fair value of these options are summarized in the table below.

No. of options	574,400
Risk free interest rate	2.24 – 3.39%
Expected life	5 years
Expected volatility	55.8 – 72.7%
Expected dividend yield	0%
Weighted average grant date fair value	$2.02

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

A summary of outstanding options as of December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008	1,084,051	$5.71
Options granted	574,400	$1.86
Options forfeited	(90,133)	$5.59
Outstanding at December 31, 2008	1,568,318	$4.31

Based on our $0.44 stock price at December 31, 2008, the intrinsic value of the options outstanding and exercisable was approximately $3,000 and $1,000, respectively.

Total options exercisable at December 31, 2008 amounted to 661,803 shares and had a weighted average exercise price of $4.72.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares.

For the quarters ended December 31, 2008 and 2007, we recorded charges to stock compensation expense of $0.3 million and $0.7 million for the estimated fair value of the options granted to our directors and employees.  For each of the six months ended December 31, 2008 and 2007, we recorded charges to stock compensation expense of $0.5 million and $1.0 million for the estimated fair value of the options granted to our directors and employees.

9.     NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding less unvested restricted shares during the period.  Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying stock options, the Series D Convertible Preferred Stock, PIK dividends and unvested restricted stock.

The following table reconciles earnings and shares used in the computation of basic and diluted earnings per share for the three and six months ended December 31, 2008:

	Three Months			Six Months
			Earnings			Earnings
In thousands, except per share data	Earnings	Shares	per Share	Earnings	Shares	per Share
Basic	$13,653	45,422	$0.30	$25,471	45,380	$0.56

Effective of dilutive securities:
Conversion of preferred stock and PIK dividends	855	7,758		1,791	8,107
Stock options	—	95		—	256
Diluted	$14,508	53,275	$0.27	$27,262	53,743	$0.51

Weighted average non-vested restricted shares for the three and six months ended December 31, 2008 of 656,667 and 853,334 shares, respectively, are not included in the weighted average shares outstanding for the three and six months ended December 31 2008 as their effects would have been anti-dilutive.

As of December 31, 2007, shares of common stock underlying the following items summarized below were not included in the weighted average shares outstanding for the three and six months ended December 31, 2007 as their effects would have been anti-dilutive.

Stock options	996,754
Warrants	1,646,061
Preferred stock	7,846,261
PIK dividends	489,191
Non-vested restricted shares	465,000

10.  RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated December 16, 2004, as amended, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (“Honey Hole Production”). As part of our sponsorship, we provided fishing and outdoor opportunities for children with cancer, children from abusive family situations and children of military veterans. For each of the three months ended December 31, 2008 and 2007, we paid $37,500 to R.C. Boyd Enterprises, the owner of Honey Hole All Outdoors.  For each of the six months ended December 31, 2008 and 2007, we paid $75,000.  Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board of Directors. Pursuant to an agreement dated as of December 5, 2007, after December 31, 2008, we are no longer a Honey Hole Production sponsor. We were entitled to receive two thirty-second commercials during all broadcasts of the Honey Hole Production and received opening and closing credits on each episode.

11.  FAIR VALUE MEASUREMENTS

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

The fair value of our derivative contracts are measured using Level 2 inputs based on the hierarchies previously discussed.

Our asset retirement obligation is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

The estimated fair values of derivatives included in the consolidated balance sheet at December 31, 2008 are summarized below.

In thousands
Derivative assets (Level 2):
Crude oil collars and price floors - current	$6,189
Crude oil collars and price floors - noncurrent	4,983
Natural gas collars and price floors - current	1,778
Natural gas collars and price floors - noncurrent	1,181
Total derivative assets (Level 2)	$14,131
Asset retirement obligation (Level 3)	$(3,336)

At September 30, 2008, our net derivative liability was classified as Level 3 due to the subjectivity of our valuation for the effect of our own credit risk.  Since we have derivative assets at December 31, 2008, we no longer have a subjective valuation of our own credit risk.  Therefore, we have reclassified our derivative assets as Level 2 at December 31, 2008.

Purchases,
			Sales,			Unrealized Gains
			Issuances,			for Level 3
		Total	and	Transfers		Assets/Liabilities
	Beginning	Gains or	Settlements,	out of	Ending	Outstanding at
	Balance	Losses (a)	net	Level 3	balance	December 31, 2008
Derivatives	$(2,152)	$17,565	$(1,282)	$(14,131)	$—	$—

(a): Total realized and unrealized gains are included in unrealized gain (loss) on commodity derivatives in the consolidated statements of operations.

The following table shows the reconciliation of changes in the fair value of the net derivative liability and asset retirement obligation classified as Level 2 and 3, respectively, in the fair value hierarchy for the quarter ended December 31, 2008.

	Total	Asset
	Derivative	Retirement
In thousands	Assets	Obligation
Balance at June 30, 2008	$(26,243)	$3,403
Unrealized gain	43,180	—
Sale of “price floor” contracts	(1,169)	—
Settlements, net	(1,637)
Accretion of discount	—	150
Sale of Pantwist, LLC (Note 2)	—	(90)
Sale of Corsicana Properties (Note 2)		(102)
Liabilities settled	—	(25)
Balance at December 31, 2008	$14,131	$3,336

The change from net derivative liabilities of $26.2 million at June 30, 2008 to net derivative assets of $14.1 million at December 31, 2008 is primarily attributable to the effect of lower crude oil and natural gas prices.

12.  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

In light of current commodity prices, we believe there is uncertainty in the likelihood of our developing proved undeveloped reserves associated with our Barnett Shale natural gas properties (“Barnett Shale Properties”) within the next five years.  Accordingly, during the quarter ended December 31, 2008, we recorded a $22.4 million pre-tax impairment to our Barnett Shale Properties and a $0.7 million pre-tax impairment to Goodwill associated with our subsidiary which holds the equity in our Barnett Shale Properties.

During the quarter ended September 30, 2008, we recorded a $3.5 million pre-tax impairment on our Corsicana Properties as it became unlikely that we would develop this asset within the next five years.  During the quarter ended December 31, 2008, this $3.5 million charge was reclassified as part of income from discontinued operations as shown on our consolidated statements of operations.  As discussed in Note 2, on December 2, 2008, we sold our interest in the Corsicana Properties for $0.3 million.

The fair values for our Barnett Shale and Corsicana Properties were determined using estimates of future net cash flows, discounted to a present value, which is considered “Level 3” inputs as discussed in Note 11.

13.  COMMITMENTS AND CONTINGENCIES

Burnett Case

On March 23, 2006, the following lawsuit was filed in the 100th Judicial District Court in Carson County, Texas; Cause No. 9840, The Tom L. and Anne Burnett Trust, by Anne Burnett Windfohr, Windi Phillips, Ben Fortson, Jr., George Beggs, III and Ed Hudson, Jr. as Co-Trustees; Anne Burnett Windfohr; and Burnett Ranches, Ltd. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Burnett”). The plaintiffs claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and natural gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas.

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

Settled Cases

On April 28, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas: Cause No. 1922, Robert and Glenda Adcock, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd. and WO Energy, Inc. (“Adcock”). The plaintiffs claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) alleged negligence, res ipsa loquitor, trespass and nuisance and (ii) sought damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling $5,439,958. In addition, the plaintiffs sought (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The plaintiffs also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. The claims of all plaintiffs in this suit were resolved through a Settlement and Release Agreement effective November 5, 2008 and were dismissed with prejudice.

On July 6, 2006, Anna McMordie Henry and Joni McMordie Middleton intervened in the Adcock case. The intervenors (i) alleged negligence and (ii) sought damages totaling $64,357 as well as exemplary damages. The claims of these intervenors were resolved through a Settlement and Release Agreement effective December 9, 2008 and were dismissed with prejudice.

On July 20, 2006, Abraham Brothers, LP, Edward C. Abraham, Salem A. and Ruth Ann Abraham and Jason M. Abraham intervened in the Adcock case. The intervenors (i) alleged negligence, nuisance, and trespass and (ii) sought damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling $3,252,862. In addition, the intervenors sought (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The intervenors also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. The claims of Abraham Brothers, LP, Edward C. Abraham, Salem A. and Ruth Ann Abraham and Jason M. Abraham (along with those asserted by Abraham Equine, Inc. discussed below) were resolved through a Settlement Agreement and Release effective October 12, 2008 and were dismissed with prejudice.

On August 9, 2006, Riley Middleton intervened in the Adcock case. The intervenor (i) alleged negligence and (ii) sought damages totaling $233,386 as well as exemplary damages. The claims of this intervenor were resolved through a Settlement and Release Agreement effective December 9, 2008 and were dismissed with prejudice.

On April 10, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas, Cause No. 1920, Joseph Craig Hutchison and Judy Hutchison v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“Hutchinson”). The plaintiffs claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) alleged negligence and trespass and (ii) sought damages of $621,058, including, but not limited to, damages to their land and certain remedial expenses. In addition, the plaintiffs sought exemplary damages. The claims of all plaintiffs were resolved through a Settlement and Release Agreement effective December 9, 2008 and were dismissed with prejudice.

On May 1, 2006, the following lawsuit was filed in the 31st Judicial District Court of Roberts County, Texas: Cause No. 1923, Chisum Family Partnership, Ltd. v. Cano, W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd. and WO Energy, Inc. (“Chisum”). The plaintiff claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiff (i) alleged negligence and trespass and (ii) sought damages of $53,738.82, including, but not limited to, damages to their land and certain remedial expenses. In addition, the plaintiffs sought exemplary damages. The claims of all plaintiffs and intervenor were resolved through a Settlement and Release Agreement effective December 9, 2008 and were dismissed with prejudice.

On August 9, 2006, the following lawsuit was filed in the 233rd Judicial District Court of Gray County, Texas, Cause No. 34,423, Yolanda Villarreal, Individually and on behalf of the Estate of Gerardo Villarreal v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd., and WO Energy, Inc. (“Villarreal”). The plaintiffs claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) alleged negligence and (ii) sought damages for past and future financial support in the amount of $586,334, in addition to undisclosed damages for wrongful death and survival damages, as well as exemplary damages, for the wrongful death of Gerardo Villarreal who they claimed died as a result of the fire. The plaintiffs also claimed that Cano and its subsidiaries were jointly and severally liable under vicarious liability theories. On August 22, 2006, relatives of Roberto Chavira intervened in the case alleging similar claims and sought damages for lost economic support and lost household services in the amount of $894,078, in addition to undisclosed damages for wrongful death and survival damages, as well as exemplary damages regarding the death of Roberto Chavira. The claims of all plaintiffs and intervenors were resolved through Settlement and Release Agreements effective December 8, 2008 and were dismissed with prejudice.

On March 14, 2007, the following lawsuit was filed in 100th Judicial District Court in Carson County, Texas; Cause No. 9994, Southwestern Public Service Company d/b/a Xcel Energy v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W. O. Operating Company, Ltd, and WO Energy, Inc. (“SPS”). The plaintiff claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiff (i) alleged negligence and breach of contract and (ii) sought $1,876,000 in damages for loss and damage to transmission and distribution equipment, utility poles, lines and other equipment. In addition, the plaintiff sought reimbursement of its attorney’s fees. The claims of plaintiff were resolved through a Settlement and Release Agreement effective January 8, 2009 and were dismissed with prejudice.

On May 2, 2007, the following lawsuit was filed in the 84th Judicial District Court of Hutchinson County, Texas, Cause No. 37,619, Gary and Genia Burgess, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Burgess”). Eleven plaintiffs claimed that electrical wiring and equipment relating to oil and gas operations of the Company or certain of its subsidiaries started a wildfire that began on March 12, 2006 in Carson County, Texas. Five of the plaintiffs were former plaintiffs in the Adcock matter. The plaintiffs (i) alleged negligence, res ipsa loquitor, nuisance, and trespass and (ii) sought damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling approximately $1,997,217.86. In addition, the plaintiffs sought (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The plaintiffs also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership. The claims of all plaintiffs were resolved through a Settlement and Release Agreement effective November 5, 2008 and were dismissed with prejudice.

On May 15, 2007, William L. Arrington, William M. Arrington and Mark and Le’Ann Mitchell intervened in the SPS case. The intervenors (i) alleged negligence, res ipsa loquitor, nuisance, and trespass and (ii) sought damages, including, but not limited to, damages to their land, buildings and livestock and certain remedial expenses totaling approximately $118,320. In addition, the intervenors sought (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The intervenors also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership.  The claims of these intervenors were resolved through a Settlement and Release Agreement effective November 5, 2008 and were dismissed with prejudice.

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

On October 3, 2007, Firstbank Southwest, as Trustee for the John and Eddalee Haggard Trust (the “Trust”) filed a Petition in intervention as part of the Hutchison case. The Trust claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The Trust (i) alleged negligence and trespass and (ii) sought damages of $46,362.50, including, but not limited to, damages to land and certain remedial expenses. In addition, the Trust sought exemplary damages. The claims of this intervenor were resolved through a Settlement and Release Agreement effective December 9, 2008 and were dismissed with prejudice.

On January 10, 2008, Philip L. Fletcher intervened in the consolidated case in the 200th District Court of Travis County, Texas as part of the SPS case. The intervenor (i) alleged negligence, trespass and nuisance and (ii) sought damages of $120,408, including, but not limited to, damages to his livestock, attorney’s fees and exemplary damages. The intervenor also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership. The claims of this intervenor were resolved through a Settlement and Release Agreement effective December 9, 2008 and were dismissed with prejudice.

On January 15, 2008, the Jones and McMordie Ranch Partnership intervened in the consolidated case in the 200th District Court of Travis County, Texas as part of the SPS case. The intervenor (i) alleged negligence, trespass and nuisance and (ii) sought damages of $86,250.71, including, but not limited to, damages to his livestock, attorney’s fees and exemplary damages. The intervenor also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership. The claims of this intervenor were resolved through a Settlement and Release Agreement effective December 9, 2008 and were dismissed with prejudice.

On February 11, 2008, the following lawsuit was filed in the 48th Judicial District Court of Tarrant County, Texas: Cause No. 048-228763-08, Abraham Equine, Inc. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Abraham Equine”). The plaintiff claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County. The plaintiff (i) alleged negligence, trespass and nuisance and (ii) sought damages of $1,608,000, including, but not limited to, damages to its land, livestock and lost profits. In addition, the plaintiff sought (i) reimbursement for its attorney’s fees and (ii) exemplary damages. The plaintiff also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement.  This suit (along with the claims of Abraham Brothers, LP, Edward C. Abraham, Salem A. and Ruth Ann Abraham and Jason M. Abraham, discussed above) was resolved through a Settlement and Release Agreement effective October 12, 2008 and were dismissed with prejudice.

On March 10, 2008, the following lawsuit was filed in the 352nd Judicial District Court of Tarrant County, Texas, Cause No. 352-229256-08, Gary Pfeffer v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Pfeffer”). The plaintiff claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County. The plaintiff (i) alleged negligence, trespass and nuisance, (ii) sought undisclosed damages for the wrongful death of his father, Bill W. Pfeffer, who he claimed died as a result of the fire and

(iii) sought actual damages of $1,023,572.37 for damages to his parents’ home and property. In addition, the plaintiff sought exemplary damages. The plaintiff also claimed that Cano and its subsidiaries were jointly and severally liable as a general partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement. The claims of plaintiff were resolved through a Settlement and Release Agreement effective December 10, 2008 and were dismissed with prejudice.

On March 11, 2008, the following lawsuit was filed in the 141st Judicial District Court of Tarrant County, Texas, Cause No. 141-229281-08, Pamela Ayers, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Ayers”). The plaintiffs claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County. The plaintiffs (i) alleged negligence and (ii) sought undisclosed damages for the wrongful death of their mother, Kathy Ryan, who they claimed died as a result of the fire. In addition, the plaintiffs sought exemplary damages. The plaintiffs also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or general partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement. The claims of plaintiffs were resolved through a Settlement and Release Agreement effective December 10, 2008 and were dismissed with prejudice.

On March 12, 2008, the following lawsuit was filed in the 17th Judicial District Court of Tarrant County, Texas, Cause No. 017-229316-08, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Travelers”). The plaintiffs claimed that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County. The plaintiffs (i) alleged negligence, res ipsa loquitor, and trespass and (ii) claimed they are subrogated to the rights of their insureds for damages to their buildings and building contents totaling $447,764.60. The plaintiffs also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or general partnership or de facto partnership. The claims of plaintiffs were resolved through a Settlement and Release Agreement effective November 18, 2008 and were dismissed with prejudice.

Remaining Case

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

Due to the inherent risk of litigation, the ultimate outcome of this case and any jury trial is uncertain and unpredictable.  At this time, Cano management continues to believe that this lawsuit and the Burnett are without merit and will continue to vigorously defend itself and its subsidiaries, while seeking solutions to resolve these lawsuits in a cost-effective manner.

Insurance Settlements Related to the Fire Litigation

On June 20, 2006, the following lawsuit was filed in the United States District Court for the Northern District of Texas, Fort Worth Division, C.A. No. 4-06cv-434-A, Mid-Continent Casualty Company (“Mid Con”), Plaintiff, vs. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating Company, Ltd. and W.O. Energy, Inc. seeking a declaration that the plaintiff is not responsible for pre-tender defense costs and that the plaintiff has the sole and exclusive right to select defense counsel and to defend, investigate, negotiate and settle the litigation described above. On September 18, 2006, the First Amended Complaint for Declaratory Judgment was filed with regard to the cases described above. Cano and its subsidiaries were served with the lawsuit between September 26-28, 2006.

On February 9, 2007, Cano and its subsidiaries entered into a Settlement Agreement and Release with the plaintiff pursuant to which in exchange for mutual releases, in addition to the approximately $923,000 that we have been reimbursed by plaintiff, the plaintiff agreed to pay to Cano within 20 business days of February 9, 2007 the amount of $6,699,827 comprising the following: (a) the $1,000,000 policy limits of the primary policy; (b) the $5,000,000 policy limits of the excess policy; (c) $500,000 for future defense costs; (d) $144,000 as partial payment for certain unpaid invoices for litigation related expenses; (e) all approved reasonable and necessary litigation related expenses through December 21, 2006 that are not part of the above-referenced $144,000; and (f) certain specified attorneys fees. During February 2007, we received the $6,699,827 payment from Mid-Con. Of this $6,699,827 amount, the payments for policy limits amounting to $6,000,000 were recorded as a liability under deferred litigation credit as presented on our consolidated balance sheet.

On March 11, 2008, one of Cano’s subsidiaries entered into a tolling agreement with an independent electrical contractor that was identified as a potentially responsible third party in connection with the claims related to the pending wildfire litigation against Cano and its subsidiaries.  In accordance with the terms of a Settlement and Release Agreement effective October 11, 2008, the independent electrical contractor paid Cano its full insurance policy limits totaling $6.0 million in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas.  The $6.0 million was received on October 31, 2008.

The $12.0 million of insurance proceeds (from Mid-Con and the independent electrical contractor) have been expended directly or indirectly to pay the settlements described above. Accordingly, as of December 31, 2008, we no longer have a deferred litigation credit balance.  Based on our knowledge and judgment of the facts as of December 31, 2008, we believe our financial statements present fairly the effect of actual and anticipated ultimate costs to resolve these matters as of December 31, 2008.

Securities Litigation against Outside Directors

On October 2, 2008, a lawsuit (08 CV 8462) was filed in the United States District Court for the Southern District of New York, against David W. Wehlmann; Gerald W. Haddock; Randall Boyd; Donald W. Niemiec; Robert L. Gaudin; William O. Powell, III and the underwriters alleging violations of the federal securities laws.  The plaintiff seeks to certify the lawsuit as a class action.  The lawsuit alleges that the prospectus for the June 26, 2008 public offering of Cano common stock contained statements regarding Cano’s proved reserve amounts and standards that were materially false and overstated Cano’s proved reserves.  Messrs. Wehlmann, Haddock, Boyd, Niemiec, Gaudin and Powell were Cano outside directors on June 26, 2008.  The lawsuit seeks an unspecified amount of damages for the class if the lawsuit is certified as a class action.  Due to the inherent risk of litigation, the outcome of this lawsuit is uncertain and unpredictable; however, at this time, our outside directors named in the lawsuit and management believe the lawsuit is without merit.  Management is cooperating with the Company’s Directors and Officers insurance provider in the defense of the claims against these outside directors.

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

Operating Strategy

We are an independent oil and natural gas company that utilizes enhanced oil recovery (“EOR”) techniques to increase the production and reserves of our existing portfolio of properties. We anticipate that we would utilize EOR techniques to increase production and reserves at any properties we may acquire in the future.  Our assets are located onshore U.S. in Texas, New Mexico and Oklahoma. Our focus on domestic, mature oil fields eliminates exploration risk and the uncertainty associated with international development.  We primarily use waterflooding and EOR techniques, such as alkaline/ surfactant/ polymer (“ASP”), to develop our properties.

Our total reserves have changed from June 30, 2008 due to the sales of Pantwist, LLC (Note 2) and our Corsicana Properties (Note 2), as summarized in the following table.

Reserves Category (MMBOE)	Reported in 10-K dated June 30, 2008	Less: Sale of Properties	Estimated Reserves at December 31, 2008(a)
PDP	10.6	(1.9)	8.7
PDNP	2.5	—	2.5
PUD	40.1	(0.7)	39.4
Total Proved	53.2	(2.6)	50.6

(a)          Table based upon June 30, 2008 price deck of $140.00/Bbl and $13.15/Mcf used to calculate our proved reserves at June 30, 2008.

The fall in crude oil and natural gas prices from June 30, 2008 to December 31, 2008 caused us to reclassify all our proved undeveloped reserves at our Desdemona Properties, or 2.3 MMBOE (Note 12) out of proved reserves.  While our next reserve report disclosure will be at June 30, 2009, assuming December 31, 2008 prices the economic lives of some of our properties would be shortened, causing a decrease of approximately 2.0-3.0 MMBOE of proved reserves.

We believe our oil and natural gas properties provide ample opportunities to apply our operational strategy.  Crude oil reserves accounted for 74% of our total proved reserves at December 31, 2008. Our primary focus is to develop our existing oil and natural gas properties through activities such as waterflooding and EOR technology. These development activities are more clearly outlined in the next section titled “Drilling Capital Development and Operating Activities Update.”

Drilling Capital Development and Operating Activities Update

On February 2, 2009, our board of directors approved an increase in our drilling capital development budget for our fiscal year ending June 30, 2009 (“2009 Fiscal Year”) to $38.5 million from the budgeted amount of $35.5 million.  The increase is due to earlier than expected waterflood response at the Cato Properties and the opportunity to increase water injection at our Panhandle Properties.  The approved $38.5 million is allocated to our properties as follows:

•                  $20.5 million at the Cato Properties;

•                  $13.0 million at the Panhandle Properties;

•                  $1.7 million at the Nowata Properties;

•                  $2.7 million at the Desdemona Properties; and

•                  $0.6 million at other projects.

Of the $38.5 million budgeted capital expenditures, we have incurred $33.2 million through December 31, 2008.  The financing of our capital expenditures is discussed below under “Liquidity and Capital Resources.” The status of our capital development activity during the 2009 Fiscal Year, including the drilling of 18 new wells, is summarized as follows:

Panhandle Properties.     Initial base production at the Cockrell Ranch Unit waterflood has remained at approximately 80-100 net BOEPD between June and December 2008.  During the first quarter, as a result of our previously announced surveillance program, we identified and corrected injection issues in 16 of the 62 injector wells.  With the results of the surveillance and the corrective action taken, we now estimate the effective pore volume injection (“PVI”) at Cockrell Ranch to be approximately .20 PVI. The surveillance program included drilling one observation well which has since been completed as a producer during January 2009.

The Cockrell waterflood has been at full injection for 10 months with corrected injection since October 2008.  We are still early in the life of this waterflood, and the surveillance measures we have taken are normal. Of note, there are areas of the flood that are responding favorably, with oil saturations between 4% - 10%. Based upon current observations, we expect to see a more direct correlation of PVI versus oil saturations and corresponding oil production.

Our original Panhandle waterflood capital development plan included six separate mini-floods on reduced well spacing to enable us to accelerate field development. Tighter spacing and smaller development patterns should quicken permitting and response times, allowing a larger development footprint over a greater acreage position of the field. The current capital development plan provides for the development of only one mini-flood phase this fiscal year. The Harvey Unit had its waterflood permit application approved by the Texas Railroad Commission on October 20, 2008. The Harvey unit mini-flood consists of six injection wells and 13 producing wells (which required five new wells to be drilled among the existing wells at the field). The drilling of the five development wells was completed on January 5, 2009, thus completing the mini-flood pattern. We anticipate initiating injection by the end of March 2009. We expect to file the appropriate waterflood permits for the remaining five mini-floods by April 2009.  Net production at the Panhandle Properties for December 2008 was approximately 600 BOEPD.

Cato Properties.     In July 2008, we reinstated our drilling program after a three month pause.  In the first quarter of the 2009 Fiscal Year we drilled and completed six waterflood infill wells, one injection well and one water source well.  We have completed our Cato drilling capital development plan for the 2009 Fiscal Year. We currently have 14 water injection wells on-line and are injecting at a rate of approximately 7,000 barrels of water per day. In total, this initial phase of the Cato waterflood encompasses roughly 640 acres, and includes 14 injection wells and 25 producing wells.  Net production for December 2008 at the Cato Properties was approximately 250 BOEPD.

Desdemona Properties.    In light of current commodity prices and our revised drilling capital budget, we believe there is uncertainty in the likelihood of our developing proved undeveloped reserves associated with our Barnett Shale natural gas properties (“Barnett Shale Properties”) within the next five years.  Accordingly, during the quarter ended December 31, 2008, we recorded a $22.4 million pre-tax impairment to our Barnett Shale Properties (Note 12).

In January 2009, we shut in four uneconomic horizontal Barnett Shale wells and four uneconomic vertical Barnett Shale/Marble Falls producers.  We expect this action to reduce net production from the Desdemona Properties by 10-14 BOEPD.  We have taken actions to reduce our lease operating expenses at Desdemona by approximately 50% while we continue to waterflood the Duke Sands. Even though we do not anticipate seeing a meaningful response from the Duke Sands waterflood during the 2009 Fiscal Year, we believe this is an attractive project for converting probable reserves to proved reserves. We will continue to manage this property as a marginally profitable field until such time as commodity prices return to levels that provide an appropriate return and thus justify new development capital spending.  Net production for December 2008 at the Desdemona Properties was approximately 70 BOEPD.

Nowata Properties.    Our ASP tertiary recovery pilot project, which has been in full operation since December 2007, has injected close to .18 PVI of ASP. We have now completed the ASP stage of injection and we are performing the final injection stage of polymer flush. We drilled and completed four observation wells. The observation wells should allow us to test flood-front results in our ASP pilot. Net production for December 2008 at the Nowata Properties was approximately 220 BOEPD.

Davenport Properties.    Net production for December 2008 was approximately 65 BOEPD.

Liquidity and Capital Resources

For the six months ended December 31, 2008, our primary sources of cash were receipts from the sale of crude oil and natural gas production, issuance of common stock, net borrowings under our credit agreements, sales of oil and gas properties, payments for in-the-money commodity derivative contracts and a settlement from a third party pertaining to the Panhandle fire litigation. Our cash receipts from sales are discussed in greater detail under “Results of Operations – Operating Revenues.”  The other sources of cash are discussed in greater detail below:

•                  On July 1, 2008, we completed the issuance of common stock receiving net proceeds of $53.9 million for the issuance of 7.0 million shares of our common stock.  The net proceeds were used to pay down long-term debt due under our senior credit agreement (Note 3).

•      On October 1, 2008, we sold our wholly-owned subsidiary, Pantwist, LLC (“Pantwist”), for $42.7 million ($40.0 million net of certain closing adjustments, $2.2 million of discontinued operations income recorded in the first quarter of the 2009 Fiscal Year and $0.6 million of advisory fees - Note 2).

•      On December 2, 2008, we sold our interests in the Corsicana Properties for $0.3 million (Notes 2 and 12).

•      During October 2008, we sold certain uncovered “floor price” commodity derivative contracts covering July 2010 to December 2010 for $0.6 million to our counterparty, and during November 2008, we sold all remaining uncovered “floor price” commodity derivative contracts covering November 2008 through June 2010 for $2.6 million to our counterparty.  We recorded a realized gain of $0.7 million and an unrealized gain of $1.3 million as a result of these two transactions.

•      On October 31, 2008, an independent electrical contractor paid us $6.0 million (its full insurance policy limits) in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas.  The $6.0 million has been fully expended to cover the settlements discussed in Note 13.

During the six month period ended December 31, 2008, our cash outlays were primarily for:

•      Lease operating expense, general and administrative expenses, and the settlement of fire litigation claims, which are discussed in greater detail under “Results of Operations – Operating Expenses.”

•      Capital expenditures, which are discussed in greater detail under “Drilling Capital Development and Operating Activities Update.”

•      As discussed in Note 6, during November and December 2008, we repurchased 22,948 shares of Series D Convertible Preferred Stock, including accrued and unpaid PIK dividends relating to such shares for approximately $10.5 million.

As discussed in Note 4, at December 31, 2008, our remaining available borrowing capacity under the senior and subordinated credit agreements are $30.0 million and $15.0 million, respectively.  We intend to draw down from our available borrowing capacity to fund our operations, capital development program as previously discussed under “Drilling Capital Development and Operating Activities Update,” for general corporate purposes and for selective acquisitions.

At December 31, 2008, our cash balance was $0.7 million.  For the six months ended December 31, 2008 and 2007, our cash from operations is summarized in the following table:

In Thousands	2008	2007
Cash provided by (used in) operations	$(3,141)	$7,507
Exclude unusual items:
Fire litigation settlements, net	7,440	—
Release of restrictions on Restricted Cash	—	(3,182)
Normalized cash provided by operations	$4,299	$4,325

Normalized cash provided by operations is a NON-GAAP measure; however, we believe that the presentation of “normalized cash provided by operations” is relevant and useful to users of our financial statements. We believe the net payments for fire litigation settlements and cash from restricted cash are unusual to our normal business activities, and should be excluded for comparison purposes between the two six-month periods.  The exclusion of these two items shows our cash from operations is comparable between the two six-month periods.  We believe this is helpful information to our users of our financial statements to understand our current and future cash flow from operations.

We believe the combination of cash on hand, cash flow generated from the expected success of prior capital development projects and debt available under our credit agreements is sufficient to finance our operations, contractual obligations and capital expenditure program (as previously discussed in the section titled “Drilling Capital Development and Operating Activities Update”).

On December 28, 2007, our universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt and subordinated debt up to an aggregate amount of $150.0 million.  After the issuance of common stock on July 1, 2008, we have $96.0 million of availability under this registration. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.  We have no immediate plans to utilize the availability under the universal shelf registration statement.

Historically, our primary sources of capital and liquidity have been issuance of equity securities, borrowings under our credit agreements, and cash flows from operating activities.

Results of Operations

For the quarter ended December 31, 2008 (“current quarter”), we had income applicable to common stock of $2.8 million, which was $4.4 million higher as compared to the $1.6 million loss applicable to common stock incurred for the quarter ended December 31, 2007 (“prior year quarter”).  Items that positively impacted the $4.6 million increase were increased unrealized gains on commodity derivatives of $20.8 million, higher realized gains on commodity derivatives of $2.4 million and higher income of $11.5 million from discontinued operations.  These positive items were partially offset by higher operating expenses of $30.7 million (including a $22.4 million impairment charge at our Desdemona Property), lower operating revenues of $2.8 million and a goodwill impairment of $0.7 million.

For the six months ended December 31, 2008 (“current six months”), we had income applicable to common stock of $14.6 million, which was $17.4 million higher as compared to the $2.8 million loss applicable to common stock incurred for the six months ended December 31, 2007 (“prior year six months”).   Items that positively impacted the $17.6 million increase were increased revenues of $1.5 million, unrealized gains on commodity derivatives of $45.5 million, higher realized gains on commodity derivatives of $1.6 million and higher income from discontinued operations of $10.0 million.  These positive factors were partially offset by higher operating expenses of $35.4 million.

These items will be expanded upon in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter and six months ended December 31, 2008 and 2007, respectively.

	Quarter ended December 31,		Increase	Six months ended December 31,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating Revenues (in thousands)	$4,876	$7,696	$(2,819)	$15,808	$14,282	$1,526
Sales
• Crude Oil (MBbls)	70	56	14	143	112	31
• Natural Gas (MMcf)	195	253	(58)	390	493	(103)
• Total (MBOE)	103	98	5	208	194	14
Average Price
• Crude Oil ($/ Bbl)	$52.55	$86.78	$(34.23)	$82.72	$79.60	$3.12
• Natural Gas ($/ Mcf)	$5.70	$10.89	$(5.19)	$9.87	$10.58	$(0.71)

The current quarter operating revenues of $4.9 million are $2.8 million lower as compared to the prior year quarter of $7.7 million. The $2.8 million reduction is primarily attributable to lower prices received for crude oil and natural gas sales which lowered revenues by $2.1 million and $1.1 million, respectively, and by lower natural gas sales volumes which lowered revenues by $0.6 million. These decreases were partially offset by increased crude oil sales volumes which increased revenues by $1.0 million.

The current six months operating revenues of $15.8 million are $1.5 million higher as compared to the prior year six months of $14.3 million. The $1.5 million increase is primarily attributable to increased crude oil sales volumes which increased revenues by $1.8 million and higher prices received for crude oil sales which increased revenues by $1.0 million, partially offset by lower prices received for natural gas sales which decreased revenues by $1.1 million and lower natural gas sales volumes which lowered revenues by $0.2 million.

Crude Oil Sales.  For the current quarter, approximately 80% of the increased crude oil sales of 14 MBbls were attributed to development activity at the Cato Properties, as previously discussed under the “Drilling Capital Development and Operating Activities Update.” Also, for the quarter, we had increased crude oil sales from each of our other four properties – Davenport, Nowata, Desdemona and Panhandle – due to development activity previously discussed under “Drilling Capital Development and Operating Activities Update.”  For the six month period, approximately 96% of the increased crude oil sales of 31 MBbls occurred at the Cato Properties attributable to the reasons previously discussed for the current quarter.

Natural Gas Sales. For the current quarter and current six months, the overall decrease in natural gas sales of 59 MMcf and 103 MMcf, respectively, pertains primarily to reductions at our Barnett Shale project at our Desdemona Properties due to the steep decline curves associated with Barnett Shale wells coupled with our reduced development activity. In light of current commodity prices and our revised drilling capital budget, we have significantly curtailed our production activities from the Barnett Shale, and we do not expect volumes to return to prior levels during the remaining six months of our 2009 Fiscal Year.  Also, higher gas production from the Cato Properties due to the aforementioned development activity was offset by lower gas production from our Panhandle Properties due to normal field decline of approximately 10% annually.

Crude Oil and Natural Gas Prices.  The average price we receive for crude oil sales is generally at or above market prices received at the wellhead, expect for the Cato Properties, for which we receive below market prices due to its “sour” oil content. The average price we receive for natural gas sales is approximately the market price received at the wellhead, adjusted for the value of natural gas liquids, less transportation and marketing expenses.  As discussed in Note 5, we have commodity derivatives in place that provide for $80 to $85 crude oil “floor prices” and $7.75 to $8.00 natural gas “floor prices.” If crude oil and natural gas NYMEX prices are lower than the “floor prices,” we will be reimbursed by our counterparty for the difference between the NYMEX price and “floor price.”

Operating Expenses

For the current quarter, our total operating expenses were $38.6 million, or $30.7 million higher than the prior year quarter of $7.9 million. The primary contributors to the increase were an impairment of long-lived assets of $22.4 million and higher general and administrative expenses of $5.7 million.  Additionally, we experienced increased lease operating expenses of $2.1 million and higher depletion and depreciation expense of $0.5 million.

For the current six months, our total operating expenses were $50.8 million, or $35.4 million higher than the prior year six months of $15.4 million. The primary contributors to the increase were from impairments of long-lived assets of $22.4 million and higher general and administrative expenses of $7.0 million.  Additionally, we experienced increased lease operating expenses of $4.6 million, higher depletion and depreciation expense of $0.8 million and higher production and ad valorem taxes of $0.5 million.

During the current quarter, we have recorded a pre-tax $22.4 million impairment on our Barnett Shale Properties (Note 12).  As previously discussed, in light of current commodity prices and our revised drilling capital budget, we believe there is uncertainty in the likelihood of our developing proved undeveloped reserves associated with our Barnett Shale Properties within the next five years.  The fair value was determined using estimates of future production volumes, prices and operating expenses, discounted to a present value.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance and utilities.

•      For the current quarter, our LOE was $4.8 million, which is $2.1 million higher than the prior year quarter.  The $2.1 million increase resulted primarily from increased workover activities and increased downhole chemical treatments at the Panhandle Properties of $1.4 million and higher operating expenses incurred at the Cato Properties of $0.6 million to support increased crude oil and natural gas sales, as discussed under “Operating Revenues.” The workover activities at the Panhandle Properties pertained to returning wells to production and are expected to result in increased production in future months.  Based upon renegotiated contracts with the key service provider in the Panhandle Properties, LOE at the field is expected to be less over the coming quarters.  Additionally, based upon reduced activity at our Desdemona Properties we anticipate lower LOE at the field.

•      For the current six months, our LOE was $9.8 million, which is $4.6 million higher than the prior year six months.  We incurred higher LOE expenses at the Panhandle and Cato Properties of $3.1 million and $1.1 million, respectively, for the reasons previously discussed for the current quarter.

For the current quarter, our LOE per BOE, based on production, was $44.06 as compared to $27.33 for the prior year quarter.  For the current six months, our LOE per BOE, based on production, was $44.84 as compared to $26.28 for the prior year six months.  In general, secondary and tertiary LOE is higher than the LOE for companies developing primary production because fields are more mature and typically produce less oil and more water.  We expect the LOE to decrease during the 2009 Fiscal Year as we have successfully negotiated service rate decreases with vendors, and we expect LOE per BOE to decrease as production increases from the waterflood and EOR development activities we have implemented and are implementing as discussed under the “Drilling Capital Development and Operating Activities Update.”

General and Administrative Expenses.  Our general and administrative (G&A) expenses consist of support services for our operating activities and legal costs.

•      For the current quarter, our G&A expenses totaled $9.5 million, which is $5.7 million higher than the prior year quarter of $3.8 million. The primary reasons for the $5.7 million increase were settlement costs, accruals for claims not settled at December 31, 2008 and higher legal expenses pertaining to the fire litigation of $5.7 million as discussed in Note 13, increased legal costs associated with regulatory compliance and costs associated with the stockholder lawsuit ($0.3 million). These G&A expenses were partially offset by decreased stock compensation expense due to the lower cost of stock option grants of $0.3 million.

•      For the six months ended December 31, 2008, our G&A expenses totaled $14.4 million, which is $7.0 million higher than the prior year quarter of $7.4 million. The primary reasons for the $7.0 million increase were settlement costs and higher legal expenses of $6.1 million pertaining to the fire litigation as discussed in Note 13, increased legal costs associated with regulatory compliance and the stockholder lawsuit of $0.4 million, and increased payroll costs of $0.4 million due to increased staffing and labor costs.

Due to the settlements and accruals at December 31, 2008 of fire litigation claims, as discussed in Note 13, we expect significant decreases in legal expenses.

Production and Ad Valorem Taxes.  For the current quarter, our production and ad valorem taxes were $0.4 million, which is $0.1 million lower than the prior year quarter.  Our production taxes were lower by $0.2 million due to reduced operating revenues, partially offset by increased ad valorem taxes of $0.1 million.  For the current six months, our production and ad valorem taxes were $1.5 million, which is $0.5 million higher than the prior year six months.  Our production taxes were higher by $0.1 million due to increased operating revenues and increased ad valorem taxes of $0.4 million.  For both the current quarter and current six months, the increased ad valorem taxes were due to notification of revisions in tax property valuations by taxing authorities for the 2008 calendar year.  Therefore, the current six months includes higher tax rates for the six months plus a charge for applying the rates to the first six months of the 2008 calendar year.

Depletion and Depreciation Expense.  For the current quarter, our depletion and depreciation expense was $1.4 million, or $0.5 million higher than the prior year quarter.  For the current six months, our depletion and depreciation expense was $2.6 million, or $0.8 million higher than the prior year six months.  This includes depletion expense pertaining to our oil and gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, gas plant, office furniture and computers.  For the current quarter and current six months, our depletion rate per BOE pertaining to our oil and gas properties was $11.81 and $11.07, respectively, as compared to prior year quarter and six months of $7.31 and $7.25, respectively.  The increased depletion rates resulted from higher rates for our Cato and Panhandle Properties based on our reserve redetermination at June 30, 2008 and periodic reassessments of depletion rates during the current six months.

Interest Expense and Other

The interest expense and other we incurred in the current quarter and current six months of $0.1 million and $0.3 million, respectively, is comparable to the respective prior year periods.  Our interest expense for the current and prior year quarters is impacted by $0.1 million and $0.6 million, respectively, of interest cost that was capitalized to waterflood and ASP projects as discussed under the “Drilling Capital Development and Operating Activities Update.” For the current and prior year six months, the capitalized interest costs totaled $0.6 million and $1.1 million, respectively.  We incurred higher interest costs during the prior year quarter and six months due to higher outstanding debt balances and higher interest rates.

Impairment of Goodwill

As discussed in Note 12, we recorded a $0.7 million pre-tax impairment of goodwill as a direct result of the $22.4 million pre-tax impairment on our Barnett Shale Properties. The fair value was determined using estimates of future production volumes, prices and operating expenses, discounted to a present value.

Unrealized Gain (Loss) on Commodity Derivatives

As discussed in Note 5, we have entered into financial contracts to set price floors for crude oil and natural gas, and to set price ceilings for crude oil.  For the current quarter, we recorded an unrealized gain of $18.9 million to reflect the fair value of the commodity derivatives as of December 31, 2008.  For the prior year quarter, we recorded an unrealized loss of $1.8 million.  For the current six months, we recorded an unrealized gain of $43.2 million as compared to an unrealized loss of $2.4 million for the prior year six months.  By their nature, these commodity derivatives can be highly volatile to our earnings.  A five percent change in these prices for our derivative instruments can impact our pre-tax earnings by approximately $0.7 million.

Realized Gain (Loss) on Commodity Derivatives

As discussed in Note 5, during the current year quarter, we had realized gains on our commodity derivatives amounting to $2.4 million versus $0 for the prior year quarter.  For the current and prior year six month periods, we had realized gains on our commodity derivatives of $1.8 million and $0.3 million, respectively.  The current quarter and six months include a $0.7 million realized gain on the sale of floor-priced contracts as discussed in Note 5.  If crude oil and natural gas NYMEX prices are lower than the floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price (i.e. realized gain). Conversely, if crude oil and natural gas NYMEX prices are higher than the ceiling prices, we will pay our counterparty for the difference between the NYMEX price and floor price (i.e. realized loss).

Income Tax Benefit (Expense)

For the current quarter, we recorded an income tax expense of $2.4 million as compared to an income tax benefit of $0.3 million during the prior year quarter.  For the current six months, we recorded an income tax expense of $10.6 million as compared to an income tax benefit of $0.5 million during the prior year six months.  These quarter and six months tax amounts include taxes related to discontinued operations.  The change is a direct result of the change in taxable income and an increase in the current quarter’s state tax rate, resulting in an aggregate rate for the current quarter and current six months of 40.3% and 39.2%, respectively.  The income tax rate for the prior year quarter and six months was 35.0% and 34.0%, respectively.

Preferred Stock Dividend

The preferred stock dividend for the current quarter and current six months of $0.9 million and $1.8 million, respectively, are comparable to the respective prior year periods.  Due to redemption of preferred stock as discussed in Note 6, we expect the quarterly preferred stock dividends to decrease by approximately 45% in future quarters.

Income from Discontinued Operations

For the current and prior year quarters, we had income from discontinued operations of $12.2 million and $0.7 million, respectively.  For the current and prior year six months, we had income from discontinued operations of $11.4 million and $1.4 million, respectively.  This represents the income attributable to the divested Pantwist and Corsicana operations as discussed in Note 2.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Among other things, SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 160 on July 1, 2009. We do not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

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

In December 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 affects companies that have provisions in their securities purchase agreements (for warrants and convertible instruments) that reset issuance/conversion prices based upon new issuances by companies at prices below the exercise price of said instrument.  Warrants and convertible instruments with such provisions will require the embedded derivative instrument to be bifurcated and separately accounted for as a derivative under SFAS No. 133.  Subject to certain exceptions, our Series D convertible preferred stock provides for resetting the conversion price if we issue our common stock below $5.75 per share.  We are evaluating the effect of EITF 07-5 to our financial position, results of operations or cash flows.  We will adopt EITF 07-5 on July 1, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Notes 4, 5 and 11 regarding the updates of our market risk for the quarter ended December 31, 2008.

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

During the quarter ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A.  Risk Factors.

Due to the recent deterioration in the credit and equity markets, significantly lower crude oil and natural gas prices and certain settlements regarding the fire litigation, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we updated certain of the risk factors that were included in our Annual Report on Form 10-K for the year-ended June 30, 2008.  In this Quarterly Report on Form 10-Q, we have updated two of the risk factors from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and have added an additional factor:

Risks Related to Our Business

We are subject to many restrictions under our credit agreements which may adversely impact our future operations.

We may depend on our credit agreements for future capital needs. As required by our credit agreements with our bank lenders, we have pledged substantially all of our oil and natural gas properties as collateral to secure the payment of our indebtedness. The credit agreements have certain restrictions on our ability to obtain additional financing, make investments, sell assets, grant liens, repurchase, redeem or retire our securities, enter into specific transactions with our subsidiaries or affiliates and engage in business combinations. The credit agreements prohibit us from declaring or paying dividends on our common stock. We are also required to comply with certain financial covenants and ratios.

These financial covenants and ratios could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or the economy in general, including the current downturn in the economy, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the credit agreements impose on us. Although we are currently in compliance with these covenants, in the past we have had to request waivers from or enter into amendments with our lenders to avoid default because of our anticipated non-compliance with certain financial covenants and ratios. Any future default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under the credit agreements.  If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it, which could force us to sell significant assets or to have our assets foreclosed upon which could have a material adverse effect on our business or financial results. Even if new financing were available in light of the current credit market, it may not be on terms that are acceptable to us.

In addition, the senior credit agreement limits the amounts we can borrow to a borrowing base amount, determined by the lenders, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can independently adjust the borrowing base and the borrowings permitted to be outstanding under the senior credit agreement.

We are subject to two lawsuits relating to a fire that occurred on March 12, 2006 in Carson County, Texas which may have an adverse impact on us.

Cano and certain of its subsidiaries were defendants in several lawsuits relating to a fire that occurred on March 12, 2006 in Carson County, Texas and remain defendants in two of the lawsuits, one of which is being appealed by the plaintiffs after the trial court entered summary judgment in our favor.  The plaintiffs alleged damages include damage to land and livestock, remedial expenses and claims relating to wrongful death. We have settled all except the two remaining lawsuits.  Currently, known aggregate actual damage claims for both lawsuits are approximately $6,213,000.  However, the plaintiffs have not provided actual damage claims for all of their claims.  These actual damage claims do not include the additional claims by the plaintiffs for attorneys’ fees and exemplary damages, the potential amounts of which cannot be reasonably estimated.  In February 2007, we entered into a Settlement Agreement with our insurance carrier pursuant to which we received $6,699,827 in exchange for releasing the insurance carrier from any future claims. $6,000,000 of the amount received related to the insurance policy limits and the remaining $699,827 related to the reimbursement of defense costs previously incurred by Cano. The $6,000,000 payment for policy limits, in accordance with the senior credit agreement, was placed in a controlled bank account and the use of the proceeds was specified to pay attorneys’ fees, settlement amounts, other litigation expenses incurred to defend and/or settle the fire litigation, and for general corporate purposes. We have fully expended the $6,000,000 payment from fire litigation insurance proceeds.  On October 11, 2008, an independent electrical contractor committed to pay us $6,000,000 in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas.  This $6,000,000 was fully received by October 31, 2008 and has been fully expended to cover portions of the settlements entered into to date.  There is no remaining insurance coverage for the fire litigation.  We may not be able to settle the lawsuits on acceptable terms and may not prevail in court or on appeal on such cases.  If there is an adverse judgment entered against us in one or more of the two remaining fire litigation cases, based on the illiquid nature of a significant portion of our assets, we may not be able to (i) post a sufficient supersedeas bond during the appeal process of any adverse judgment, which may permit the prevailing plaintiffs to attempt to execute on any judgment pending appeal, and/or (ii) satisfy the amount of any adverse judgment.

Currently, our lease operating expense per BOE is high in comparison to the oil and natural gas industry as a whole.

Until such time as we achieve production growth from our waterfloods, our lease operating expense per BOE should remain higher than standard for our industry as a whole.  The majority of our properties are in the late stage of the primary PDP production life-cycle.  With over 1,200 active wells, we are averaging approximately 1 BOEPD per active well.  This level of LOE ($36.08 per barrel in fiscal year 2008) is typical of the industry for this type of late stage PDP production profile.  Additionally, as most of our expenses are fixed, LOE per BOEPD will remain high until such time as responses (production lift) occur from our existing secondary waterflood projects and tertiary ASP projects.  These higher operating costs have an adverse effect on our results of operations.

Item 6. Exhibits.

Exhibit Number	Description
2.1

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

3.1	Amendment to Amended and Restated Bylaws, dated October 20, 2008, incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 24, 2008.

10.1	Summary of 2009 Cash Incentive Awards., incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.2	Consulting Agreement dated October 1, 2008 by and between Cano Petroleum, Inc. and Morris B. Smith, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2008.
10.3

Commitment Letter by and among Union Bank of California, N.A. and Cano Petroleum, Inc. dated November 19, 2008, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on November 20, 2008.

10.4

Commitment Letter by and among UnionBanCal Equities, Inc. and Cano Petroleum, Inc. dated November 19, 2008, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on November 20, 2008.

10.5*	Temporary Waiver of Benefits by and among S. Jeffrey Johnson and Cano Petroleum, Inc. dated October 28, 2008.
10.6*	First Amendment to the Cano Petroleum, Inc. 2008 Annual Incentive Plan dated October 20, 2008.
10.7*

$120,000,000 Amended and Restated Credit Agreement among Cano Petroleum, Inc. as Borrower, The Lenders Party Hereto From Time to Time as Lenders, and Union Bank of California, N.A. as Administrative Agent dated December 17, 2008.

10.8*

$25,000,000 Subordinated Credit Agreement among Cano Petroleum, Inc. as Borrower, The Lenders Party Hereto From Time to Time as Lenders, and UnionBanCal Equities, Inc. as Administrative Agent and as Issuing Lender dated December 17, 2008.

10.9*

Amended and Restated Guaranty Agreement dated as of December 17, 2008 by Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. in favor of Union Bank of California, N.A. as Administrative Agent.

10.10*

Subordinated Guaranty Agreement dated as of December 17, 2008 by Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. in favor of UnionBanCal Equities, Inc. as Administrative Agent.

10.11*

Amended and Restated Pledge Agreement dated as of December 17, 2008 by and among Cano Petroleum, Inc., WO Energy, Inc. and W.O. Energy of Nevada, Inc. and Union Bank of California, N.A., as Administrative Agent.

10.12*	Subordinated Pledge Agreement dated as of December 17, 2008 by and among Cano Petroleum, Inc., WO Energy, Inc. and W.O. Energy of Nevada, Inc. and UnionBanCal Equities, Inc., as Administrative Agent.
10.13*

Amended and Restated Security Agreement dated as of December 17, 2008 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. and Union Bank of California, N.A., as Administrative Agent.

10.14*

Subordinated Security Agreement dated as of December 17, 2008 by and among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. and UnionBanCal Equities, Inc., as Administrative Agent.

10.15*	Second Amendment to Employment Agreement by and between Cano Petroleum, Inc. and S. Jeffrey Johnson dated as of December 31, 2008.
10.16*	First Amendment to Employment Agreement by and between Cano Petroleum, Inc. and Ben Daitch dated as of December 31, 2008.
10.17*	Fourth Amendment to Employment Agreement by and between Cano Petroleum, Inc. and Patrick M. McKinney dated as of December 31, 2008.
10.18*	Fifth Amendment to Employment Agreement by and between Cano Petroleum, Inc. and Michael J. Ricketts dated as of December 31, 2008.
10.19*	Second Amendment to Employment Agreement by and between Cano Petroleum, Inc. and Phillip Feiner dated as of December 31, 2008.
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CANO PETROLEUM, INC.

Date: February 9, 2009	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: February 9, 2009	By:	/s/ Benjamin Daitch
Benjamin Daitch
Senior Vice-President and Chief Financial Officer

Date: February 9, 2009	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer