Form 10-Q
period 2009-03-31
CANO PETROLEUM, INC
filed 2009-05-11
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  45,643,735 shares of common stock, $0.0001 par value per share, as of May 8, 2009.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
In Thousands, Except Shares and Per Share Amounts	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$327	$771
Accounts receivable	2,308	3,916
Deferred tax assets	—	3,592
Derivative assets	8,776	—
Inventory and other current assets	1,510	642
Assets held for sale (Note 2)	—	25,912
Total current assets	12,921	34,833

Oil and gas properties, successful efforts method	294,695	247,930
Less accumulated depletion and depreciation	(34,378)	(7,962)
Net oil and gas properties	260,317	239,968
Fixed assets and other, net	3,147	2,096
Derivative assets	5,913	125
Goodwill	101	786
TOTAL ASSETS	$282,399	$277,808

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,680	$8,679
Accrued liabilities	5,004	2,840
Deferred tax liabilities	3,143	—
Liabilities associated with discontinued operations (Note 2)	—	1,398
Oil and gas sales payable	564	815
Derivative liabilities	84	9,978
Current portion of asset retirement obligations	344	345
Total current liabilities	16,819	24,055
Long-term liabilities
Long-term debt (Note 4)	43,700	73,500
Asset retirement obligations	3,068	2,865
Deferred litigation credit (Note 13)	—	6,000
Derivative liabilities	—	16,390
Deferred tax liabilities	29,568	26,062
Total liabilities	93,155	148,872

Temporary equity
Series D convertible preferred stock and cumulative paid-in-kind dividends; par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 23,849 and 44,474 shares issued at March 31, 2009 and June 30, 2008, respectively; liquidation preference at March 31, 2009 and June 30, 2008 of $26,709 and $48,353, respectively.	25,127	45,086

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,346,812 and 45,643,735 shares issued and outstanding, respectively, at March 31, 2009; and 40,523,168 and 39,254,874 shares issued and outstanding, respectively, at June 30, 2008.	5	4
Additional paid-in capital	188,821	121,831
Accumulated deficit	(24,012)	(37,414)
Treasury stock, at cost; 1,703,077 and 1,268,294 shares held in escrow at March 31, 2009 and June 30, 2008, respectively.	(697)	(571)
Total stockholders’ equity	164,117	83,850
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$282,399	$277,808

See accompanying notes to these unaudited consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In Thousands, Except Per Share Data	2009	2008	2009	2008
Operating Revenues:
Crude oil sales	$2,774	$6,271	$14,577	$15,182
Natural gas sales	1,001	2,822	4,847	8,035
Other revenue	153	79	312	238
Total operating revenues	3,928	9,172	19,736	23,455

Operating Expenses:
Lease operating	4,067	3,530	13,910	8,760
Production and ad valorem taxes	375	691	1,854	1,672
General and administrative	2,157	3,320	16,561	10,700
Impairment of long-lived assets (Note 12)	—	—	22,398	—
Depletion and depreciation	1,585	969	4,157	2,721
Accretion of discount on asset retirement obligations	76	51	226	152
Total operating expenses	8,260	8,561	59,106	24,005

Income (loss) from operations	(4,332)	611	(39,370)	(550)

Other income (expense):
Interest expense and other	(165)	(99)	(419)	(492)
Impairment of goodwill	—	—	(685)	—
Gain (loss) on derivatives (Notes 5 and 11)	3,486	(3,571)	48,480	(5,674)
Total other income (expense)	3,321	(3,670)	47,376	(6,166)

Income (loss) from continuing operations before income taxes	(1,011)	(3,059)	8,006	(6,716)
Deferred income tax benefit (expense)	308	1,089	(3,731)	2,378

Income (loss) from continuing operations	(703)	(1,970)	4,275	(4,338)
Income (loss) from discontinued operations, net of related taxes	(6)	920	11,388	2,320
Net income (loss)	(709)	(1,050)	15,663	(2,018)

Preferred stock dividend	(470)	(877)	(2,261)	(2,732)
Preferred stock repurchased for less than carrying amount	—	—	10,890	—

Net income (loss) applicable to common stock	$(1,179)	$(1,927)	$24,292	$(4,750)

Net income (loss) per share - basic
Continuing operations	$(0.03)	$(0.07)	$0.29	$(0.20)
Discontinued operations	—	0.02	0.25	0.06
Net income (loss) per share - basic (Note 9)	$(0.03)	$(0.05)	$0.54	$(0.14)

Net income (loss) per share - diluted
Continuing operations	$(0.03)	$(0.07)	$0.29	$(0.20)
Discontinued operations	—	0.02	0.22	0.06
Net income (loss) per share - diluted (Note 9)	$(0.03)	$(0.05)	$0.51	$(0.14)

Weighted average common shares outstanding (Note 9)
Basic	45,316	37,370	45,359	35,029
Diluted	45,316	37,370	52,519	35,029

See accompanying notes to these unaudited consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

JULY 1, 2008 THROUGH MARCH 31, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2008	40,523,168	$4	$121,831	$(37,414)	1,268,294	$(571)	$83,850

Net proceeds from issuance of common shares on July 1, 2008	7,000,000	1	53,907	—	—	—	53,908

Forfeiture and surrender of restricted stock	(176,356)	—	(228)	—	—	—	(228)

Stock-based compensation	—	—	2,421	—	—	—	2,421

Preferred stock dividend	—	—	—	(2,261)	—	—	(2,261)

Preferred stock repurchased for less than carrying amount	—	—	10,890	—	—	—	10,890

Shares returned to treasury stock from escrow related to acquisition of W.O. Energy of Nevada, Inc. (Note 13)	—	—	—	—	434,783	(126)	(126)

Net income	—	—	—	15,663	—	—	15,663

Balance at March 31, 2009	47,346,812	$5	$188,821	$(24,012)	1,703,077	$(697)	$164,117

See accompanying notes to these unaudited consolidated financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
In Thousands	2009	2008
Cash flow from operating activities:
Net income (loss)	$15,663	$(2,018)
Adjustments needed to reconcile net income (loss) to net cash provided by (used in) operations:
Unrealized loss (gain) on derivatives	(43,820)	5,605
Gain on sale of oil and gas properties	(19,244)	—
Accretion of discount on asset retirement obligations	229	163
Depletion and depreciation	4,172	3,509
Impairment of oil and gas properties	25,914	—
Impairment of goodwill	685	—
Stock-based compensation expense	2,421	2,115
Deferred income tax expense (benefit)	10,257	(1,136)
Amortization of debt issuance costs and prepaid expenses	1,073	970
Treasury stock	(126)	—

Changes in assets and liabilities relating to operations:
Restricted cash	—	6,000
Accounts receivable	2,480	(59)
Derivative assets	2,033	(291)
Inventory and other current assets and liabilities	(1,652)	(1,194)
Accounts payable	(1,541)	(467)
Accrued liabilities	(3,288)	(216)
Oil and gas sales payable	(367)	257
Net cash provided by (used in) operations	(5,111)	13,238

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(47,439)	(66,899)
Proceeds from sale of equipment used in oil and gas activities	—	3,000
Proceeds from sale of oil and gas properties	40,256	—
Net cash used in investing activities	(7,183)	(63,899)

Cash flow from financing activities:
Repayments of long-term debt	(73,500)	—
Borrowings of long-term debt	43,700	22,000
Payments for debt issuance costs	(927)	(487)
Proceeds from issuance of common stock, net	53,908	29,094
Repurchases of preferred stock	(10,377)	—
Payment of preferred stock dividend	(954)	(1,567)
Net cash provided by financing activities	11,850	49,040

Net decrease in cash and cash equivalents	(444)	(1,621)
Cash and cash equivalents at beginning of period	771	2,119
Cash and cash equivalents at end of period	$327	$498

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$1,307	$1,599
Preferred stock repurchased for less than carrying amount	$10,890	$—
Common stock issued for preferred stock conversion	$—	$4,575

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$1,273	$2,550

See accompanying notes to these unaudited consolidated financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Cano Petroleum, Inc. are unaudited and contain all adjustments necessary for a fair statement of the results for the interim periods presented. The adjustments consist primarily of normal recurring accruals and items unusual to our normal business activities related to litigation accruals and impairment charges. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2008.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the value at which oil and natural gas properties are recorded. The computation of stock-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate.  The computation of the mark-to-market valuation of our commodity derivatives includes the observability of quoted market prices and an assessment of potential non-performance of the counterparties. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Among other things, SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141R on July 1, 2009. This standard will change our accounting treatment for prospective business combinations.

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

In December 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 affects companies that have provisions in their securities purchase agreements (for warrants and convertible instruments) that reset issuance/conversion prices based upon new issuances by companies at prices below the exercise price of said instrument.  Warrants and convertible instruments with such provisions will require the embedded derivative instrument to be bifurcated and separately accounted for as a derivative under SFAS No. 133.  Subject to certain exceptions, our Series D convertible preferred stock provides for resetting the conversion price if we issue new common stock below $5.75 per share.  We will adopt EITF 07-5 on July 1, 2009.We are evaluating the effect of EITF 07-5 on our financial position and results of operations; however, there should be no effect on cash flows.

In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the calculation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Under FSP 03-6-1, share-based payment awards that contain nonforfeitable rights to dividends are “participating securities” as defined by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We will adopt FSP 03-6-1 on July 1, 2009. The effect of adopting FSP 03-6-1 will increase the number of shares used to compute earnings per share; however, we do not expect the adoption of FSP 03-6-1 to have a material impact on our financial position, results of operations or cash flows.

2.              DISCONTINUED OPERATIONS

On October 1, 2008, we completed the sale of our wholly-owned subsidiary, Pantwist, LLC, for a net purchase price of $40.0 million consisting of a $42.7 million purchase price adjusted for $2.1 million of net cash received from discontinued operating income during the three months ended September 30, 2008 and $0.6 million of advisory fees.  The sale had an effective date of July 1, 2008.  At October 1, 2008, we recorded a pre-tax gain associated with the sale, exclusive of discontinued operating income, of approximately $19.2 million ($12.2 million after-tax). All current tax liabilities associated with such gain were offset by existing net operating losses. We used the entire $42.1 million net cash proceeds received from the transaction and cash on hand to pay down amounts outstanding under our senior credit agreement on October 1, 2008.

On December 2, 2008, we sold our interests in our Corsicana oil and gas properties (“Corsicana Properties”) for $0.3 million.  In the quarter ended September 30, 2008, we recorded a $3.5 million ($2.3 million after-tax) impairment at Corsicana, as we determined that we would not be developing its proved undeveloped reserves within the next five years, and reserves that are not going to be developed in the next five years cannot be included as proved undeveloped reserves.

The operating results of Pantwist, LLC and the Corsicana Properties for the three and nine months ended March 31, 2009 and 2008 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In Thousands	2009	2008	2009	2008
Operating Revenues:
Crude oil sales	$—	$1,113	$1,321	$3,071
Natural gas sales	61	1,370	1,757	3,870
Total operating revenues	61	2,483	3,078	6,941
Operating Expenses:
Lease operating	4	573	642	1,630
Production and ad valorem taxes	—	168	197	641
General and administrative	—	20	—	25
Impairment of long-lived assets	—	—	3,516	—
Depletion and depreciation	—	253	15	788
Accretion of discount on asset retirement obligations	—	4	3	11
Interest expense, net	—	27	34	145
Total operating expenses	4	1,045	4,407	3,240
Gain (loss) on sale of properties	(65)	—	19,244	(76)
Income (loss) before income taxes	(8)	1,438	17,915	3,625
Income tax provision	2	(518)	(6,527)	(1,305)
Income (loss) from discontinued operations	$(6)	$920	$11,388	$2,320

At June 30, 2008, on our consolidated balance sheet, the assets of Pantwist, LLC and assets relating to the Corsicana Properties are classified as assets held for sale and the liabilities are classified as liabilities associated with discontinued operations.

3.              COMMON STOCK ISSUANCE

On July 1, 2008, we completed the sale of 7,000,000 shares of our common stock through an underwritten offering at a share price of $8.00 per share ($7.75 net to us) resulting in net proceeds of approximately $53.9 million after underwriting discounts, commissions and expenses. We used the net proceeds from the offering to pay down debt which was subsequently drawn in order to finance (i) development activities and (ii) general corporate purposes.

4.              LONG-TERM DEBT

At March 31, 2009 and June 30, 2008, the outstanding amount due under our credit agreements was $43.7 million and $73.5 million, respectively.  The $43.7 million consisted of outstanding borrowings under the senior and subordinated credit agreements of $28.7 million and $15.0 million, respectively.  At March 31, 2009, the average interest rates under the senior and subordinated credit agreements were 3.20% and 7.32%, respectively.

Our long-term debt consists of our senior credit facility (current borrowing base of $60.0 million) and our subordinated credit agreement ($15.0 million availability), which are discussed in greater detail below.

Senior Credit Agreement

On December 17, 2008, we finalized a new $120.0 million Amended and Restated Credit Agreement (“ARCA”) with Union Bank of North America, N.A. (“UBNA”, f/k/a Union Bank of California, N.A.) and Natixis. UBNA is the Administrative Agent and Issuing Lender of the ARCA.  The initial and current borrowing base, based upon our proved reserves, is $60.0 million.  Pursuant to the terms of the ARCA, the borrowing base is to be redetermined based upon our reserves at May 1, 2009 and again at June 30, 2009.  Thereafter, there will be a scheduled redetermination every six months with one interim, additional redetermination allowed during any six month period between scheduled redeterminations.

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

We must meet certain financial ratios.  The ratio of current assets to current liabilities must not be less than 1.00 to 1.00 for each fiscal quarter.  Current assets include unused borrowing base under the ARCA and the availability under the Subordinated Credit Agreement (as defined below).  Current liabilities exclude current portions of debt other than any current debt relating to the Series D Convertible Preferred Stock and liabilities for asset retirement obligations.  Current assets and current liabilities exclude derivative assets and liabilities.  The ratio of consolidated debt to consolidated EBITDA for the trailing four fiscal quarter period then ended must not be greater than 4.00 to 1.00.  For the purposes of this ratio, debt does not include the amounts of our Series D Convertible Preferred Stock.  The ratio of consolidated EBITDA for the previous four fiscal quarters to consolidated interest expense for the previous four fiscal quarters must not be less than 3.00 to 1.00.  Through the quarter ending September 30, 2009, for both ratios, EBITDA includes the net gain on the sale of Pantwist LLC. At March 31, 2009, we were in compliance with the ARCA debt covenants.

Subordinated Credit Agreement

On September 30, 2008, we paid off the entire outstanding $15.0 million principal due under the then existing subordinated credit agreement, interest expense and a prepayment premium of $0.3 million.  In conjunction with the payoff, we terminated that subordinated credit agreement.

On December 17, 2008, we finalized a new $25.0 million Subordinated Credit Agreement among Cano, the lenders and UnionBanCal Equities, Inc (“UBE”) as Administrative Agent (the “Subordinated Credit Agreement”).  On March 17, 2009, we borrowed the maximum available amount of $15.0 million under this agreement and paid down outstanding senior debt under the ARCA.  An additional $10.0 million could be made available at the lenders’ sole discretion.

The interest rate is the sum of (a) the one, two, three, six, nine or twelve month LIBOR rate (at our option) and (b) 6.0%.  Through March 17, 2009, we owed a commitment fee of 1.0% on the unborrowed portion of the available borrowing amount.  As of March 17, 2009, we no longer have a commitment fee since we borrowed the full $15.0 million available amount.

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

We must meet certain financial ratios.  The ratio of current assets to current liabilities must not be less than 1.00 to 1.00 for each fiscal quarter.  Current assets include the unused borrowing base under the ARCA and the availability under the Subordinated Credit Agreement.  Current liabilities exclude current portions of debt other than any current debt relating to the Series D Convertible Preferred Stock and liabilities for asset retirement obligations.  Current assets and current liabilities exclude derivative assets and liabilities.  The ratio of consolidated debt to consolidated EBITDA for the trailing four fiscal quarter period then ended must not be greater than 4.50 to 1.00.  For the purposes of this ratio, debt does not include the amounts of our Series D Convertible Preferred Stock.  The ratio of consolidated EBITDA for the previous four fiscal quarters to consolidated interest expense for the previous four fiscal quarters must not be less than 2.50 to 1.00.  Through the quarter ending September 30, 2009, for both ratios, EBITDA includes the net gain on the sale of Pantwist LLC on October 1, 2008. The ratio of total present value to consolidated debt must not be less than 1.50 to 1.00.  Total present value is the sum of 100% of the net present value, discounted at 10% per annum, of the future net revenues expected to accrue to (i) PDP reserves, (ii) PDNP reserves and (iii) PUD reserves, with the total present value of PDP reserves being at least 60% of the aggregate total present value.  At March 31, 2009, we were in compliance with the Subordinated Credit Agreement covenants.

5.              DERIVATIVES

Our derivatives consist of commodity derivatives and an interest rate swap arrangement, which are discussed in greater detail below.

Commodity Derivatives

Pursuant to our senior and subordinated credit agreements discussed in Note 4, we are required to maintain our existing commodity derivative contracts, all of which have UBNA as our counterparty.  We have no obligation to enter into commodity derivative contracts in the future. Should we choose to enter into commodity derivative contracts to mitigate future price risk, we cannot enter into contracts for greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves.  As of March 31, 2009, we maintain the following commodity derivative contracts:

Time Period	Floor Oil Price	Ceiling Oil Price	Barrels Per Day	Floor Gas Price	Ceiling Gas Price	Mcf per Day	Barrels of Equivalent Oil per Day
4/1/09 - 12/31/09	$80.00	$110.90	367	$7.75	$10.60	1,667	644
4/1/09 - 12/31/09	$85.00	$104.40	233	$8.00	$10.15	1,133	422
1/1/10 - 12/31/10	$80.00	$108.20	333	$7.75	$9.85	1,567	594
1/1/10 - 12/31/10	$85.00	$101.50	233	$8.00	$9.40	1,033	406
1/1/11 - 3/31/11	$80.00	$107.30	333	$7.75	$11.60	1,467	578
1/1/11 - 3/31/11	$85.00	$100.50	200	$8.00	$11.05	967	361

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

Financial Statement Impact

 During the three and nine months ended March 31, 2009 and 2008, respectively, the gain (loss) on derivatives reported in our consolidated statements of operations is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In Thousands	2009	2008	2009	2008
Settlements received / accrued	$2,846	$31	$4,558	$504
Settlements received - sale of “floor price” contracts	—	—	653	—
Settlements paid / accrued	—	(359)	(551)	(573)
Realized gain (loss) on commodity derivatives	2,846	(328)	4,660	(69)
Unrealized gain (loss) on commodity derivatives	716	(3,243)	43,896	(5,605)
Unrealized loss on interest rate swap	(76)	—	(76)	—
Gain (loss) on commodity derivatives	$3,486	$(3,571)	$48,480	$(5,674)

The realized gain (loss) on commodity derivatives consists of actual cash settlements under our commodity derivatives during the respective periods.  The cash settlements received/accrued by us were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the “floor prices” set for the respective time periods and realized gains from the sale of uncovered “floor price” contracts as previously discussed. The cash settlements paid/accrued by us were cumulative monthly payments due to our counterparty since the NYMEX crude oil and natural gas prices were higher than the “ceiling prices” set for the respective time periods. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows. At March 31, 2009, we had recorded a $0.9 million receivable from our counterparty included in accounts receivable on our consolidated balance sheet. At June 30, 2008, we had recorded a $1.2 million payable to our counterparty included in accounts payable on our consolidated balance sheet.

The unrealized gain (loss) on commodity derivatives represents estimated future settlements under our commodity derivatives and is based on mark-to-market valuation based on assumptions of forward prices, volatility and the time value of money as discussed in Note 11. We compared our valuation to our counterparties’ independently derived valuation to further validate our mark-to-market valuation. During the three months ended March 31, 2009, we recognized an unrealized gain on commodity derivatives in our consolidated statements of operations amounting to $0.7 million as compared to an unrealized loss on commodity derivatives of $3.2 million for the three months ended March 31, 2008.  During the nine months ended March 31, 2009, we recognized an unrealized gain on commodity derivatives in our consolidated statements of operations amounting to $43.9 million as compared to an unrealized loss on commodity derivatives of $5.6 million for the nine months ended March 31, 2008.

The unrealized loss on interest rate swap represents estimated future settlements under our aforementioned interest rate swap agreement and is based on mark-to-market valuation based on assumptions of interest rates, volatility and the time value of money as discussed in Note 11. We compared our valuation to our counterparties’ independently derived valuation to further validate our mark-to-market valuation. During the three and nine months ended March 31, 2009, we recognized an unrealized loss on interest rate swaps in our consolidated statements of operations amounting to $0.1 million for each of the three and nine month periods.

As of March 31, 2009, we had aggregate derivative commodity assets of $14.7 million and a net derivative liability for the interest rate swap of $0.1 million.  These amounts are based on our mark-to-market valuation of these derivatives at March 31, 2009 and may not be indicative of actual future cash settlements.

6.              PREFERRED STOCK REPURCHASE

During November and December 2008, we repurchased 22,948 shares of Series D Convertible Preferred Stock, including accrued dividends and 2,323 shares from paid-in kind (“PIK”) dividends for approximately $10.4 million.  At March 31, 2009, 26,709 shares of Series D Convertible Preferred Stock remain outstanding (including 2,860 shares from PIK dividends).

7.              DEFERRED COMPENSATION

As of March 31, 2009, we have 656,667 non-vested restricted shares outstanding to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-Date Fair Value	Grant-Date Fair Value
			$000s
Non-vested restricted shares at June 30, 2008	1,005,000	$6.80	$6,833
Shares vested	(217,709)	$6.13	$(1,334)
Shares forfeited and surrendered	(130,624)	$6.57	(858)
Non-vested restricted shares at March 31, 2009	656,667	$7.07	$4,641

The restricted share grants vest based on future years of service ranging from one to three years depending on the life of the award.  The grant-date fair value is based on our actual stock price on the date of grant multiplied by the number of restricted shares granted.  As of March 31, 2009, the fair value attributed to non-vested restricted shares amounted to $4.6 million.  For the quarters ended March 31, 2009 and 2008, we have recorded charges of $0.5 million and $0.4 million, respectively, to stock-based compensation expense based on amortizing the fair value of prior grants over their requisite service period.  For the nine months ended March 31, 2009 and 2008, we have recorded charges of $1.8 million and $1.0 million, respectively, to stock-based compensation expense. The forfeitures, noted above, resulted from shares used to satisfy employees’ tax withholding obligations related to the vesting of restricted shares, and the retirement of a key employee, which resulted in the forfeiture of non-vested restricted shares.

8.              STOCK OPTIONS

For the nine months ended March 31, 2009, we granted 449,400 stock options to non-executive employees and 125,000 stock options to our directors under our 2005 Long-Term Incentive Plan.  The options were granted with an exercise price equal to our market price at the date of grant and expire after ten years.  These stock option awards vest anywhere from immediate vesting (for directors) to three years, based upon continuous service.  The factors used to calculate the fair value of these options are summarized in the table below.

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

A summary of outstanding options as of March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008	1,084,051	$5.71
Options granted	574,400	$1.88
Options forfeited	(250,949)	$4.18
Outstanding at March 31, 2009	1,407,502	$4.42

Based on our $0.43 stock price at March 31, 2009, there was no intrinsic value of the options outstanding and exercisable.

Total options exercisable at March 31, 2009 amounted to 792,510 shares and had a weighted average exercise price of $4.73.  Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares.

For the quarters ended March 31, 2009 and 2008, we recorded charges to stock-based compensation expense of $0.1 million for each quarter representing the estimated fair value of the options granted to our directors and employees.  For each of the nine months ended March 31, 2009 and 2008, we recorded charges to stock compensation expense of $0.6 million and $1.1 million for the estimated fair value of the options granted to our directors and employees.

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

For the three months ended March 31, 2009, shares of common stock underlying the following items summarized below were not included in the weighted average shares outstanding as their effects would have been anti-dilutive.

Stock options	1,407,502
Preferred stock	4,147,652
PIK dividends	497,378
Non-vested restricted shares	656,667

The following table reconciles earnings and shares used in the computation of basic and diluted earnings per share for the nine months ended March 31, 2009:

	Nine Months
			Earnings
In thousands, except per share data	Earnings	Shares	per Share
Basic	$24,292	45,359	$0.54

Effective of dilutive securities:
Conversion of preferred stock and PIK dividends	2,261	6,945
Stock options	—	215
Diluted	$26,553	52,519	$0.51

As of March 31, 2009, weighted average non-vested restricted shares of 656,667 are not included in the weighted average shares outstanding for the nine months ended March 31 2009 as their effects would have been anti-dilutive.  As discussed in Note 1, FSP 03-6-1, which becomes effective for us on July 1, 2009, specifies these non-vested restricted shares should be included in basic and diluted earnings per share calculations.

As of March 31, 2008, shares of common stock underlying the following items summarized below were not included in the weighted average shares outstanding for the three and nine months ended March 31, 2008 as their effects would have been anti-dilutive.

Stock options	1,120,754
Preferred stock	7,746,261
PIK dividends	581,879
Non-vested restricted shares	465,000

10.       RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated December 16, 2004, as amended, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (“Honey Hole Production”). As part of our sponsorship, we provided fishing and outdoor opportunities for children with cancer, children from abusive family situations and children of military veterans. We were entitled to receive two thirty-second commercials during all broadcasts of the Honey Hole Production and received opening and closing credits on each episode.  Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board of Directors. Pursuant to an agreement dated as of December 5, 2007, as of December 31, 2008, we are no longer a Honey Hole Production sponsor.  We paid no money to R.C. Boyd Enterprises for the three months ended March 31, 2009 and we paid $37,500 for the three months ended March 31, 2008.  For the nine months ended March 31, 2009 we paid $75,000 and for the nine months ended March 31, 2008, we paid $102,500.

11.       FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. We adopted SFAS No. 157 on July 1, 2008.  The initial adoption of SFAS 157 had no material impact to our financial position, results of operations or cash flows.

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

The fair value of our commodity derivative contracts and interest rate swap are measured using Level 2 inputs based on the hierarchies previously discussed.

Our asset retirement obligation is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

The estimated fair values of derivatives included in the consolidated balance sheet at March 31, 2009 are summarized below.

In thousands
Derivative assets (Level 2):
Crude oil collars and price floors — current	$5,843
Crude oil collars and price floors — noncurrent	4,124
Natural gas collars and price floors — current	2,933
Natural gas collars and price floors — noncurrent	1,782
Interest rate swap — noncurrent	7
Derivative liability (Level 2)
Interest rate swap — current	(84)
Net derivative assets (Level 2)	$14,605
Asset retirement obligation (Level 3)	$(3,412)

At September 30, 2008, our net derivative liability was classified as Level 3 due to the subjectivity of our valuation for the effect of our own credit risk.  Since we have derivative assets at March 31, 2009, we no longer have a subjective valuation of our own credit risk.  Therefore, we have reclassified our derivative assets as Level 2 at March 31, 2009.  The following is a reconciliation of Level 3 measurements for the nine months ended March 31, 2009.

Purchases,
	Unrealized Losses		Sales,			Unrealized Gains
	For Level 3		Issuances,			for Level 3
	Assets/Liabilities	Total	and	Transfers		Assets/Liabilities
	Outstanding at	Gains or	Settlements,	out of	Ending	Outstanding at
	June 30, 2008	Losses (a)	net	Level 3	balance	March 31, 2009
Derivatives	$(2,152)	$17,565	$(1,282)	$(14,131)	$—	$—

(a):       Total realized and unrealized gains are included in gain (loss) on commodity derivatives in the consolidated statements of operations.

The following table shows the reconciliation of changes in the fair value of the net derivative assets and asset retirement obligation classified as Level 2 and 3, respectively, in the fair value hierarchy for the nine months ended March 31, 2009.

	Total Net	Asset
	Derivative	Retirement
In thousands	Assets	Obligation
Balance at June 30, 2008	$(26,243)	$3,403
Unrealized gain on derivatives	43,819	—
Sale of “price floor” contracts	(1,169)	—
Settlements, net	(1,802)	—
Accretion of discount	—	226
Sale of Pantwist, LLC (Note 2)	—	(90)
Sale of Corsicana Properties (Note 2)	—	(102)
Liabilities settled	—	(25)
Balance at March 31, 2009	$14,605	$3,412

The change from net derivative liabilities of $26.2 million at June 30, 2008 to net derivative assets of $14.6 million at March 31, 2009 is attributable to the steep decline in crude oil and natural gas prices.

12.       IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

In light of current commodity prices, we believe there is uncertainty in the likelihood of our developing proved undeveloped reserves associated with our Barnett Shale natural gas properties (“Barnett Shale Properties”) within the next five years.  Accordingly, during the quarter ended December 31, 2008, we recorded a $22.4 million pre-tax impairment to our Barnett Shale Properties and a $0.7 million pre-tax impairment to the Goodwill associated with our subsidiary which holds the equity in our Barnett Shale Properties.

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

The Final Judgment was appealed and a decision was reached on March 11, 2009, as the Court of Appeals for the Tenth District of Texas in Amarillo affirmed in part and reversed in part the ruling of the 100th Judicial District Court. The Court of Appeals (a) affirmed the trial court’s granting of summary judgment in Cano’s favor for breach of contract/termination of an oil and gas lease and (b) reversed the trial court’s granting of summary judgment in Cano’s favor on plaintiffs’ claims of Cano’s negligence.  The Court of Appeals ordered the case remanded to the 100th Judicial District Court.  On March 30, 2009, the plaintiffs filed a motion for rehearing with the Court of Appeals and requested a rehearing on the affirmance of the trial court’s holding on the plaintiffs’ breach of contract/termination of an oil and gas lease claim.  The motion for rehearing remains pending.

Due to the inherent risk of litigation, the ultimate outcome of this case is uncertain and unpredictable.  At this time, Cano management continues to believe that this lawsuit is without merit and will continue to vigorously defend itself and its subsidiaries, while seeking cost-effective solutions to resolve this lawsuit..  We have not yet determined whether to seek further review by the Court of Appeals or the Texas Supreme Court.  Based on our knowledge and judgment of the facts as of March 31, 2009, we believe our financial statements present fairly the effect of actual and anticipated ultimate costs to resolve these matters as of March 31, 2009.

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

On December 18, 2007, the following lawsuit was filed in the 348th Judicial District Court of Tarrant County, Texas, Cause No. 348-227907-07, Norma Valenzuela, et al. v. Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating, Ltd. and WO Energy, Inc. (“Valenzuela”). Six plaintiffs, including the two plaintiffs and intervenor from the nonsuited Martinez case, claim that the electrical wiring and equipment of Cano or certain of its subsidiaries relating to oil and gas operations started a wildfire that began on March 12, 2006 in Carson County, Texas. The plaintiffs (i) allege negligence and (ii) seek actual damages in the minimal amount of $4,413,707 for the wrongful death of four relatives, Manuel Dominguez, Roberto Chavira, Gerardo Villarreal and Medardo Garcia, who they claim died as a result of the fire. In addition, plaintiffs seek (i) reimbursement for their attorney’s fees and (ii) exemplary damages. The plaintiffs also claim that Cano and its subsidiaries are jointly and severally liable as a single business enterprise and/or as a partnership or de facto partnership. Cano and its subsidiaries filed a Motion to Dismiss or, in the Alternative, to Transfer Venue and a

Notice of Tag Along transferring the case to the Multidistrict Litigation Case in the 200th Judicial District Court of Travis County, Texas. On May 2, 2008, the Court heard Cano’s Motion to Dismiss or, in the Alternative, to Transfer Venue and took the motion under advisement.  The claims of plaintiffs were resolved through a Settlement and Release Agreement effective April 9, 2009 and were dismissed with prejudice.  This lawsuit has been listed as the remaining unresolved case in our Form 10-Q under “Remaining Case” for the period ended December 31, 2008.

Insurance and Other Settlements Related to the Fire Litigation

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

On March 6, 2009, the Amended and Restated Escrow Agreement (“Escrow Agreement”) terminated in accordance with its terms.  The Escrow Agreement was entered into on June 18, 2007 by and among Cano, the Estate of Miles O’Loughlin and Scott White (the “W.O. Sellers”) and The Bank of New York Trust Company, N.A. (the “Trustee”) related to the November 2005 purchase of W.O. Energy of Nevada, Inc., and its subsidiaries, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and WO Energy, Inc. (collectively “W.O.”), Pursuant to the terms of the Escrow Agreement, the Trustee returned to us 434,783 shares of Cano common stock owned by the W.O. Sellers which had been held in trust for our benefit.  The shares are held by us as treasury stock.  In addition, the W.O. Sellers provided additional consideration (collectively, the 434,783 shares and the additional consideration being the “W.O. Settlement”).The $12.0 million of insurance proceeds (from Mid-Con and the independent electrical contractor) have been expended directly or indirectly to pay the settlements described above. Accordingly, we no longer have a deferred litigation credit balance.

Securities Litigation against Outside Directors

On October 2, 2008, a lawsuit (08 CV 8462) was filed in the United States District Court for the Southern District of New York, against David W. Wehlmann; Gerald W. Haddock; Randall Boyd; Donald W. Niemiec; Robert L. Gaudin; William O. Powell, III and the underwriters of the July 1, 2008 public offering of Cano common stock (“Secondary Offering”) alleging violations of the federal securities laws.  The plaintiff sought to certify the lawsuit as a class action.  The lawsuit alleges that the prospectus for the Secondary Offering contained statements regarding Cano’s proved reserve amounts and standards that were materially false and overstated Cano’s proved reserves.  Messrs. Wehlmann, Haddock, Boyd, Niemiec, Gaudin and Powell were Cano outside directors on June 26, 2008.  The lawsuit seeks an unspecified amount of damages for the class if the lawsuit is certified as a class action.  The defendants have filed a motion to transfer the lawsuit to the United States District Court for the Northern District of Texas. Due to the inherent risk of litigation, the outcome of this lawsuit is uncertain and unpredictable; however, our outside directors named in the lawsuit and management believe the lawsuit is without merit.  Management is cooperating with the Company’s Directors and Officers insurance provider in the defense of the claims against these outside directors.

Other

Occasionally, we are involved in other various claims and lawsuits and certain governmental proceedings arising in the ordinary course of business. Our management does not believe that the ultimate resolution of any current matters that are not set forth above will have a material effect on our financial position or results of operations. Management’s position is supported, in part, by the existence of insurance coverage, indemnification and escrow accounts. None of our directors, officers or affiliates, owners of record or beneficial owners of more than five percent of any class of our voting securities, or security holder is involved in a proceeding adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our total reserves have changed from June 30, 2008 principally due to the sales of Pantwist, LLC (Note 2) and our Corsicana Properties (Note 2), and the 2.3 MMBOE impairment at December 31, 2008 to our Barnett Shale Properties (Note 12) as summarized in the following table.

Reserves Category (MMBOE)	Reported in 10-K dated June 30, 2008	Less: Sale and Impairment of Properties	Estimated Reserves at March 31, 2009(a)
PDP	10.6	(1.9)	8.7
PDNP	2.5	—	2.5
PUD	40.1	(2.9)	37.2
Total Proved	53.2	(4.8)	48.4

(a)          Table based upon June 30, 2008 price deck of $140.00/Bbl and $13.15/Mcf used to calculate our proved reserves at June 30, 2008.

While our next reserve report disclosure will be as of June 30, 2009, assuming current commodity prices, the economic lives of some of our current properties would be shortened, causing a decrease from our current properties of approximately 2.0 to 3.0 MMBOE of proved reserves.

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

Drilling Capital Development and Operating Activities Update

On May 7, 2009, our board of directors approved an increase in our drilling capital development budget for our fiscal year ending June 30, 2009 (“2009 Fiscal Year”) to $49.8 million, which is an increase of $11.3 million, as compared to the budgeted amount of $38.5 million.  The $11.3 million increase is a direct result of an earlier than expected waterflood response at the Cato Properties,  the opportunity to increase water injection at the Cockrell Ranch waterflood  and the completion of the Harvey Unit mini-flood at our Panhandle Properties.  At the Cato Properties, our incremental waterflood response of over 7,000 barrels per day of fluid production required adding additional injection wells and facilities to balance our injection / withdrawal of fluid production.  At the Cockrell Ranch, we increased our daily injection capacity by over 20,000 barrels per day and increased our fluid production by over 5,000 barrels per day. We also incurred additional capital charges to support increased fluid production for sub-pumps, fluid handling and chemical treatment costs.

The approved $49.8 million is allocated to our properties as follows:

•                  $26.4 million at the Cato Properties;

•                  $17.4 million at the Panhandle Properties;

•                  $2.1 million at the Nowata Properties;

•                  $3.0 million at the Desdemona Properties; and

•                  $0.9 million at other projects.

Of the $49.8 million budgeted capital expenditures, we have incurred $44.7 million through March 31, 2009.  The financing of our capital expenditures is discussed below under “Liquidity and Capital Resources.” The status of our capital development activity during the 2009 Fiscal Year, including the drilling of 18 new wells, is summarized as follows:

Panhandle Properties.     During the quarter ended March 31, 2009, we increased our average daily water injection rate at the Cockrell Ranch Unit from roughly 50,000 barrels per day to over 70,000 barrels per day.  This resulted in increasing our average daily production at the Cockrell Ranch Unit from approximately 80-100 net BOEPD between June and December  2008 to 100-120 net BOEPD at March 31, 2009, offsetting declines from other leases at the Panhandle Properties.  Eight new sub-pumps were added during the quarter ending March 31, 2009, bringing the total in the field to 26. During the first quarter of fiscal year 2009, as a result of our previously announced surveillance program, we identified and corrected injection issues in 16 of the 62 injector wells.  With the results of the surveillance and the corrective action taken, coupled with the increase in average daily injection, we now estimate the effective pore volume injection (“PVI”) at Cockrell Ranch to be approximately.28 PVI. The surveillance program included drilling one observation well which was completed as a producer during January 2009.

The Cockrell Ranch waterflood has been at full injection for 13 months with corrected injection since October 2008.  We are still early in the life of this waterflood, and the surveillance measures we have taken are normal. Of note, there are areas of the flood that are responding favorably, with oil saturations between 4% - 10% and others that have not yet seen the flood front. Based upon current observations, we expect to see a more direct correlation of PVI versus oil saturations and corresponding oil production through calendar year 2009.

Our original 2009 Fiscal Year Panhandle Properties waterflood capital development plan included six separate mini-floods on reduced well spacing to enable us to accelerate field development. Tighter spacing and smaller development patterns should accelerate permitting and response times, allowing a larger development footprint over a greater acreage position of the field. The current capital development plan provides for the development of only one mini-flood phase through June 2009. The Harvey Unit had its waterflood permit application approved by the Texas Railroad Commission on October 20, 2008. The Harvey Unit mini-flood consists of six injection wells and 13 producing wells (which required five new wells to be drilled among the existing wells at the field). The drilling of the five replacement injector wells was completed on January 5, 2009, thus completing the mini-flood pattern. We initiated injection at the Harvey Unit on March 30, 2009 at a rate of 2,500 barrels per day. We have filed mini-flood permits at the Pond Lease and at the Olive-Cooper Lease, two of our planned mini-floods.  The Pond Lease permit was protested and is set for hearing in June 2009.  The Olive-Cooper permit is under administrative review.  As a result of our maintenance capital expenditure program and a focus on our Cato Properties, we slowed the filing of permits for the balance of our mini-floods from what we had initially intended when we began our 2009 Fiscal Year capital program. We now expect to file the appropriate waterflood permits for the remaining three mini-floods by June 2009.  Net production at the Panhandle Properties for March 2009 was approximately 600 BOEPD.

Cato Properties.     In July 2008, we reinstated our drilling program after a three month pause.  During the quarter ended March 31, 2009, we drilled and completed six waterflood infill wells, one injection well and one water source well.  We have completed our Cato drilling for the 2009 Fiscal Year. We currently have 19 water injection wells on-line and are injecting at a rate of approximately 12,000 barrels of water per day. In total, this initial phase of the Cato waterflood encompasses roughly 640 of the estimated 9,000 floodable acres, and includes 19 injection wells and 29 producing wells.  Since the injection permits were received in September 2008, direct waterflood production response has increased from 5 infill producing wells offsetting the prior Amoco pilot injection wells in December 2008, to the current 20 total pattern wells experiencing direct production response.  Our incremental waterflood response of over 7,000 barrels per day of fluid production required adding additional injection wells and facilities to balance our injection/withdrawal of production fluid.  Cato’s January 2009 exit rate of production was over 300 net BOEPD and the March 2009 exit rate was approximately 380 net BOEPD, which included an estimated waterflood production response of approximately 230 net BOEPD. Moreover, 5 additional producing wells are in the first stages of waterflood response and workovers are being planned to increase production at these wells in the near-term. We anticipate continued maintenance capital spending for the through June 2009, albeit at a lower rate than experienced in the quarter ended March 31, 2009, as we continue to manage the responses of our waterflood project.  We have a total of ten sub-pumps running with another seven planned due to increasing pattern response and corresponding high fluid levels.  These actions could increase fluid production by up to 4,000 barrels per day. This would bring the total daily fluid production (and associated injection) rates to approximately 16,000 barrels per day.

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

In January 2009, we shut in four uneconomic horizontal Barnett Shale wells and four uneconomic vertical Barnett Shale/Marble Falls producers.  We expect this action to reduce net production from the Desdemona Properties by 10-14 BOEPD.  We have taken actions to reduce our lease operating expenses at Desdemona by approximately 50% while we continue to waterflood the Duke Sands, though at a slower rate due to a reduction of injected water since our Barnett Shale production was curtailed. Even though we do not anticipate seeing a meaningful response from the Duke Sands waterflood during the 2009 calendar year, we believe this is an attractive project for converting probable reserves to proved reserves. We will continue to manage this property as a marginally profitable field until such time as commodity prices return to levels that provide an appropriate return and thus justify consideration for new development capital spending.  Net production for March 2009 at the Desdemona Properties was approximately 40 BOEPD.

Nowata Properties.    Our ASP tertiary recovery pilot project, which has been in full operation since December 2007, has injected close to .20 PVI of ASP. We have now completed the ASP stage of injection and are performing the final injection stage of polymer flush. We drilled and completed four observation wells in late 2008. The observation wells should allow us to test flood-front results in our ASP pilot. Net production for March 2009 at the Nowata Properties was approximately 240 BOEPD.

Davenport Properties.    Net production for March 2009 was approximately 70 BOEPD.

Liquidity and Capital Resources

For the nine months ended March 31, 2009, our primary sources of cash were receipts from the sale of crude oil and natural gas production, issuance of common stock, net borrowings under our credit agreements, sales of oil and gas properties, payments for in-the-money commodity derivative contracts, and settlements from third parties and the W.O. Settlement pertaining to the Panhandle fire litigation as discussed in Note 13. Our cash receipts from sales are discussed in greater detail under “Results of Operations — Operating Revenues.”  The other sources of cash are discussed in greater detail below:

•                  On July 1, 2008, we received net proceeds of $53.9 million for the issuance of 7.0 million shares of our common stock.  The net proceeds were used to pay down long-term debt due under our senior credit agreement (Note 3).

•                  On October 1, 2008, we sold our wholly-owned subsidiary, Pantwist, LLC (“Pantwist”), for $42.7 million ($40.0 million net of closing adjustments of $2.1 million of discontinued operating income recorded in the first quarter of the 2009 Fiscal Year and $0.6 million of advisory fees - Note 2).

•                  On December 2, 2008, we sold our interests in the Corsicana Properties for $0.3 million (Notes 2 and 12).

•                  During October 2008, we sold certain uncovered “floor price” commodity derivative contracts covering July 2010 to December 2010 for $0.6 million to our counterparty, and during November 2008, we sold all remaining uncovered “floor price” commodity derivative contracts covering November 2008 through June 2010 for $2.6 million to our counterparty.  We recorded a realized gain of $0.7 million and an unrealized gain of $1.3 million as a result of these transactions.

•                  On October 31, 2008, an independent electrical contractor paid us $6.0 million (its full insurance policy limits) in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas.  The $6.0 million has been fully expended to cover the settlements discussed in Note 13.

During the nine month period ended March 31, 2009, our cash outlays were primarily for:

•                  Lease operating expense, general and administrative expenses, and the settlement of fire litigation claims, which are discussed in greater detail under “Results of Operations — Operating Expenses.”

•                  Capital expenditures, which are discussed in greater detail under “Drilling Capital Development and Operating Activities Update.”

•                  The repurchase of 22,948 shares of Series D Convertible Preferred Stock, including accrued and unpaid PIK dividends relating to such shares for approximately $10.5 million, which is discussed in greater detail in Note 6.

As discussed in Note 4, at March 31, 2009, our remaining available borrowing capacity under the senior credit agreement is $31.3 million.  We intend to draw down from our available borrowing capacity to cover shortfalls in our cash flow from operations to fund our operations, capital development program as previously discussed under “Drilling Capital Development and Operating Activities Update,” for general corporate purposes and for selective acquisitions. Pursuant to the terms of the ARCA, the borrowing base is to be redetermined based upon reserves at May 1, 2009 and again on June 30, 2009.  We have begun the process with our bank group and cannot at this time determine if there will be any changes to our borrowing base.

At March 31, 2009, our cash balance was $0.3 million.  For the nine months ended March 31, 2009 and 2008, our cash from operations is summarized in the following table:

In Thousands	2009	2008
Cash provided by (used in) operations	$(5,111)	$13,238
Exclude unusual items:
Fire litigation settlements, net	8,114	—
Release of restrictions on Restricted Cash	—	(6,000)
Adjusted cash provided by operations	$3,003	$7,238

Adjusted cash provided by operations is a NON-GAAP measure; however, we believe that the presentation of “adjusted cash provided by operations” is relevant and useful to users of our financial statements. We believe the net payments for fire litigation settlements and cash from restricted cash are unusual to our normal business activities, and should be excluded for comparison purposes between the two nine-month periods.  We believe this is helpful information to our users of our financial statements to understand our current and future cash flow from operations.  For the nine-month period ended March 31, 2009, our adjusted cash provided by operations of $3.0 million is $4.2 million lower than the respective nine month period ended March 31, 2008 primarily due to lower operating income, as discussed in greater detail under “Results of Operations.”

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

Results of Operations

For the quarter ended March 31, 2009 (“current quarter”), we had a loss applicable to common stock of $1.2 million, which was a $0.7 million improvement as compared to the $1.9 million loss applicable to common stock incurred for the quarter ended March 31, 2008 (“prior year quarter”).  Items that led to the improvement were increased gain on commodity derivatives of $7.1 million, reduced preferred stock dividend of $0.4 million and lower operating expenses of $0.3 million.  These positive items were partially offset by lower operating revenues of $5.2 million and lower income from discontinued operations of $0.9 million.

For the nine months ended March 31, 2009 (“current nine months”), we had income applicable to common stock of $24.3 million, which was $29.1 million higher as compared to the $4.8 million loss applicable to common stock incurred for the nine months ended March 31, 2008 (“prior year nine months”).   Items that led to the improvement were increased gains on commodity derivatives of $54.2 million, preferred stock repurchased for less than the carrying amount of $10.9 million, higher income from discontinued operations of $9.1 million and lower preferred stock dividend of $0.5 million.  These positive factors were partially offset by higher operating expenses of $35.1 million (including a $22.4 million impairment charge at our Barnett Shale Properties), lower operating revenues of $3.7 million and goodwill impairment of $0.7 million.

These items will be expanded upon in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the quarter and nine months ended March 31, 2009 and 2008, respectively.

	Quarter ended March 31,		Increase	Nine months ended March 31,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Revenues (in thousands)	$3,928	$9,172	$(5,244)	$19,736	$23,455	$(3,719)
Sales
• Crude Oil (MBbls)	78	68	10	221	180	41
• Natural Gas (MMcf)	181	216	(35)	571	709	(138)
• Total (MBOE)	108	104	4	316	298	18
Average Realized Price
• Crude Oil ($/ Bbl)	$35.49	$92.64	$(57.15)	$66.01	$84.51	$(18.50)
• Natural Gas ($/ Mcf)	$5.52	$13.06	$(7.54)	$8.49	$11.34	$(2.85)

Operating Revenues and Commodity Derivative Settlements (in thousands)	$6,774	$8,844	$(2,070)	$23,743	$23,386	$357

Average Adjusted Price (includes commodity derivative settlements)
• Crude Oil ($/ Bbl)	$62.34	$87.33	$(24.99)	$79.70	$81.32	$(1.62)
• Natural Gas ($/ Mcf)	$9.64	$13.21	$(3.57)	$10.21	$12.15	$(1.94)

The current quarter operating revenues of $3.9 million are $5.2 million lower as compared to the prior year quarter of $9.2 million. The $5.2 million reduction is primarily attributable to lower prices received for crude oil and natural gas sales which lowered revenues by $4.3 million and $1.3 million, respectively, and by lower natural gas sales volumes which lowered revenues by $0.5 million. These decreases were partially offset by increased crude oil sales volumes which increased revenues by $0.8 million.

The current nine months operating revenues of $19.7 million are $3.7 million lower as compared to the prior year nine months of $23.4 million. The $3.7 million decrease is primarily attributable to lower prices received for crude oil and natural gas sales which lowered revenues by $3.6 million and $1.5 million, respectively, and by lower natural gas sales volumes which lowered revenues by $1.7 million. These decreases were partially offset by increased crude oil sales volumes which increased revenues by $3.0 million.

The impact of lower prices for crude oil and natural gas sales, as discussed above, is partially mitigated by commodity derivative settlements received during the current quarter and fully mitigated for the current nine months as presented in the preceding table.  As discussed in Note 5, if crude oil and natural gas NYMEX prices are lower than the floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price. Conversely, if crude oil and natural gas NYMEX prices are higher than the ceiling prices, we will pay our counterparty for the difference between the NYMEX price and ceiling price (i.e. realized loss).

Crude Oil Sales.  For the current quarter, approximately 93% of the increased crude oil sales of 10 MBbls were attributed to development activity at the Cato Properties, as previously discussed under the “Drilling Capital Development and Operating Activities Update.” Also, for the current quarter, we had increased crude oil sales from the Desdemona and Panhandle Properties due to development activity previously discussed under “Drilling Capital Development and Operating Activities Update.”  For the current nine month period, approximately 95% of the increased crude oil sales of 41 MBbls occurred at the Cato Properties and was attributable to the reasons previously discussed for the current quarter.

Natural Gas Sales. For the current quarter and current nine months, the overall decrease in natural gas sales of 35 MMcf and 138 MMcf, respectively, pertains primarily to reductions at our Barnett Shale project and at our Desdemona Properties due to the steep decline curves associated with Barnett Shale wells coupled with our reduced development activity. In light of current commodity prices and our revised drilling capital budget, we have significantly curtailed our production activities from the Barnett Shale, as discussed below, and we do not expect volumes to return to prior levels during the remaining three months of our 2009 Fiscal Year.  Also, higher gas production from the Cato Properties due to the aforementioned development activity was offset by lower gas production from our Panhandle Properties due to normal field decline of approximately 10% annually and temporary curtailments of gas deliveries by our gas purchasers.

During January 2009, we halted our drilling program in the Desdemona Properties - Barnett Shale. Once the drilling activity ceased, we experienced normal Barnett Shale annual production declines of approximately 65-90%. During the second half of calendar year 2008, various workovers and re-fracture stimulations were attempted to increase production. Through December 2008, these efforts were met with marginal success. We expect production to follow a normal pattern decline until a new drilling plan is put in place. We will continue to monitor industry results in the area for new techniques, but due to the current low gas price environment, no further activity is planned.

Crude Oil and Natural Gas Prices.  The average price we receive for crude oil sales is generally at or above market prices received at the wellhead, except for the Cato Properties, for which we receive below market prices due to its “sour” oil content. The average price we receive for natural gas sales is approximately the market price received at the wellhead, adjusted for the value of natural gas liquids, less transportation and marketing expenses.  As discussed in Note 5, we have commodity derivatives in place that provide for $80 to $85 crude oil “floor prices” and $7.75 to $8.00 natural gas “floor prices.” If crude oil and natural gas NYMEX prices are lower than the “floor prices,” we will be reimbursed by our counterparty for the difference between the NYMEX price and “floor price.”

Operating Expenses

For the current quarter, our total operating expenses were $8.3 million, or $0.3 million lower than the prior year quarter of $8.6 million. Lower expenses for general and administrative $1.2 million and production and ad valorem taxes of $0.3 million were partially offset by increased expenses for lease operating of $0.5 million and higher depletion and depreciation expense of $0.6 million.

For the current nine months, our total operating expenses were $59.1 million, or $35.1 million higher than the prior year nine months of $24.0 million. The primary contributor to the increase was an impairment of long-lived assets of $22.4 million.  In addition, we experienced increased expenses for general and administrative of $5.8 million, lease operating of $5.2 million, higher depletion and depreciation of $1.4 million and other expenses of $0.3 million.

During the quarter ended December 31, 2008, we recorded a pre-tax $22.4 million impairment on our Barnett Shale Properties (Note 12).  As previously discussed, in light of current commodity prices and our revised drilling capital budget, we believe there is uncertainty in the likelihood of our developing proved undeveloped reserves associated with our Barnett Shale Properties within the next five years.  The fair value was determined using estimates of future production volumes, prices and operating expenses, discounted to a present value.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) consists of costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance and utilities.

•                  For the current quarter, our LOE was $4.1 million, which is $0.5 million higher than the prior year quarter.  The $0.5 million increase resulted primarily from increased workover activities and general repairs at the Panhandle Properties of $0.5 million and higher operating expenses incurred at the Cato Properties of $0.5 million to support increased crude oil and natural gas sales, as discussed under “Operating Revenues,” partially offset by lower operating expenses of $0.4 million due to lower natural gas sales at the Desdemona Properties, as discussed under “Operating Revenues.” The workover activities at the Panhandle Properties pertained to returning wells to production and are expected to result in increased production in future months.  Based upon renegotiated contracts with the key service provider in the Panhandle Properties, LOE has already decreased as the current quarter LOE of $4.1 million is $0.7 million lower than the $4.8 million LOE amount for the preceding quarter ended December 31, 2008.

•                  For the current nine months, our LOE was $13.9 million, which is $5.2 million higher than the prior year nine months.  We incurred higher LOE expenses at the Panhandle and Cato Properties of $3.6 million and $1.7 million, respectively, partially offset by lower operating expenses of $0.6 million at the Desdemona Properties, for the reasons previously discussed for the current quarter.  Also, we had higher LOE at the Davenport and Nowata Properties of $0.5 million due to increased electricity expenses, general repairs and workover expenses.

For the current quarter, our LOE per BOE, based on production, was $35.70 as compared to $32.77 for the prior year quarter.  For the current nine months, our LOE per BOE, based on production, was $41.78 as compared to $28.77 for the prior year nine months.  In general, secondary and tertiary LOE is higher than the LOE for companies developing primary production because fields are more mature and typically produce less oil and more water.  We expect the LOE to decrease during the fourth quarter of the 2009 Fiscal Year and continue into the 2010 Fiscal Year as we have successfully negotiated service rate decreases with vendors, and we expect LOE per BOE to decrease as production increases from the waterflood and EOR development activities we have implemented and are implementing as discussed under the “Drilling Capital Development and Operating Activities Update.”  We have already experienced decreases in our LOE per BOE as the current quarter LOE per BOE of $35.70 is lower than the $44.06 LOE per BOE amount for the preceding quarter ended December 31, 2008.

General and Administrative Expenses.  Our general and administrative (G&A) expenses consist of support services for our operating activities and legal costs.

•                  For the current quarter, our G&A expenses totaled $2.2 million, which is $1.2 million lower than the prior year quarter.  Reduced legal expenses pertaining to the fire litigation and the W.O. Settlement discussed in Note 13 of $1.7 million were partially offset by higher payroll and benefits expenses of $0.5.  During the quarter we took steps to reduce our payroll, eliminating 25% of our home office staff.  The quarter ended June 30, 2009 will be the first time we will realize this savings.

•                  For the current nine months, our G&A expenses totaled $16.6 million, which was $5.8 million higher than the prior year nine months. The primary reasons for the $5.8 million increase were settlement costs and higher legal expenses of $4.4 million pertaining to the fire litigation as discussed in Note 13 and increased payroll and benefits expenses of $1.4 million.

Due to the settlements and accruals taken at December 31, 2008 for fire litigation claims, as discussed in Note 13, we expect significant decreases in future quarters’ legal expenses.  Also, the previously discussed workforce reductions are expected to reduce payroll and benefits costs by $0.8 million annually.

Production and Ad Valorem Taxes.  For the current quarter, our production and ad valorem taxes were $0.4 million, which is $0.3 million lower than the prior year quarter.  Our production taxes were lower by $0.4 million due to reduced operating revenues, partially offset by increased ad valorem taxes of $0.1 million.  For the current nine months, our production and ad valorem taxes were $1.9 million, which is $0.2 million higher than the prior year nine months.  Our production taxes were lower by $0.3 million due to lower operating revenues, offset by increased ad valorem taxes of $0.5 million.  For both the current quarter and current nine months, the increased ad valorem taxes were due to notification of revisions in tax property valuations by taxing authorities for the 2008 calendar year.  Therefore, the current nine months includes higher tax rates for the nine months plus a charge for applying the rates to the first six months of the 2008 calendar year.

Depletion and Depreciation Expense.  For the current quarter, our depletion and depreciation expense was $1.6 million, or $0.6 million higher than the prior year quarter.  For the current nine months, our depletion and depreciation expense was $4.2 million, or $1.4 million higher than the prior year nine months.  This includes depletion expense pertaining to our oil and gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, gas plant, office furniture and computers.  For the current quarter and current nine months, our depletion rate per BOE pertaining to our oil and gas properties was $12.35 and $11.51, respectively, as compared to prior year quarter and nine months of $8.03 and $7.52, respectively.  The increased depletion rates resulted from higher depletion rates for our Cato and Panhandle Properties based on our reserve redetermination at June 30, 2008 and periodic reassessments of depletion rates during the current nine months.

Interest Expense and Other

The interest expense and other we incurred in the current quarter and current nine months of $0.2 million and $0.4 million, respectively, is comparable to the respective prior year periods.  Our interest expense for the current and prior year quarters is impacted by $0.3 million and $0.7 million, respectively, of interest cost that was capitalized to waterflood and ASP projects as discussed under the “Drilling Capital Development and Operating Activities Update.” For the current and prior year nine months, the capitalized interest costs totaled $0.9 million and $1.7 million, respectively.  We incurred higher interest costs during the prior year quarter and nine months due to higher outstanding debt balances and higher interest rates.

Impairment of Goodwill

As discussed in Note 12, we recorded a $0.7 million pre-tax impairment of goodwill as a direct result of the $22.4 million pre-tax impairment on our Barnett Shale Properties during the quarter ended December 31, 2008. The fair value was determined using estimates of future production volumes, prices and operating expenses, discounted to a present value.

Gain (Loss) on Derivatives

As discussed in Note 5, we have entered into financial contracts for our commodity derivatives and an interest rate swap arrangement.  For the current quarter, we recorded a gain on derivatives of $3.5 million as compared to a loss of $3.6 million for the prior year quarter.  The current quarter gain consists of a realized gain on settlements of commodity derivative contracts during the quarter of $2.8 million and an unrealized gain of $0.7 million.

For the current nine months, we had a gain on derivatives of $48.5 million as compared to a loss of $5.7 million for the prior year nine months.  The current nine months gain consists of an unrealized gain of $43.8 million, a net realized gain on settlements of the commodity derivative contracts of $4.0 million and a $0.7 million realized gain on the sale of floor-priced contracts.

For the realization of settlements, if crude oil and natural gas NYMEX prices are lower than the floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price (i.e. realized gain). Conversely, if crude oil and natural gas NYMEX prices are higher than the ceiling prices, we will pay our counterparty for the difference between the NYMEX price and ceiling price (i.e. realized loss).

The unrealized gain for both the current quarter and nine months reflect the fair value of the commodity derivatives as of March 31, 2009.  By their nature, these commodity derivatives can have a highly volatile impact to our earnings.  A five percent change in the prices for our commodity derivative instruments could impact our pre-tax earnings by approximately $0.7 million.

Income Tax Benefit (Expense)

For the current and prior year quarters, we recorded an income tax benefit of $0.3 million and $0.5 million, respectively.  For the current nine months, we recorded an income tax expense of $10.3 million, which is an increase of $11.2 million as compared to an income tax benefit of $1.1 million during the prior year nine months.  These quarter and nine months tax amounts include taxes related to discontinued operations as shown in Note 2.  The $11.2 million increase for the current nine months is due to the increase in taxable income and an increase in the state tax rate, resulting in an aggregate rate for the current nine months of 39.6%.  The income tax rate for the prior year nine months was 34.7%.

Preferred Stock Dividend

The preferred stock dividend for the current quarter and nine months of $0.5 million and $2.3 million, respectively, are $0.4 million and $0.5 million lower as compared to the respective prior year periods.  This resulted from the November and December 2008 repurchases of preferred stock as discussed in Note 6. The quarterly preferred stock dividends will decrease by approximately 45%, comparatively year-on-year, in the next three quarters due to the repurchases.

Income (Loss) from Discontinued Operations

For the current quarter we had no income from discontinued operations as compared to $0.9 million for the prior year quarter.  For the current and prior year nine months, we had income from discontinued operations of $11.4 million and $2.3 million, respectively.  This represents the income attributable to the divested Pantwist and Corsicana operations as discussed in Note 2.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Among other things, SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141R on July 1, 2009. This standard will change our accounting treatment for prospective business combinations.

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

In December 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 affects companies that have provisions in their securities purchase agreements (for warrants and convertible instruments) that reset issuance/conversion prices based upon new issuances by companies at prices below the exercise price of said instrument.  Warrants and convertible instruments with such provisions will require the embedded derivative instrument to be bifurcated and separately accounted for as a derivative under SFAS No. 133.  Subject to certain exceptions, our Series D convertible preferred stock provides for resetting the conversion price if we issue our common stock below $5.75 per share.  We will adopt EITF 07-5 on July 1, 2009.We are evaluating the effect of EITF 07-5 on our financial position and results of operations; however, there should be no effects on cash flows.

In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the calculation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Under FSP 03-6-1, share-based payment awards that contain nonforfeitable rights to dividends are “participating securities” as defined by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We will adopt FSP 03-6-1 on July 1, 2009. The effect of adopting FSP 03-6-1 will increase the number of shares used to compute earnings per share; however, we do not expect the adoption of FSP 03-06-1 to have a material impact of our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Notes 4, 5 and 11 regarding the updates of our market risk for the quarter ended March 31, 2009.

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

During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A.  Risk Factors.

Due to the recent deterioration in the credit and equity markets, significantly lower crude oil and natural gas prices and certain settlements regarding the fire litigation, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we updated certain of the risk factors that were included in our Annual Report on Form 10-K for the year-ended June 30, 2008.  In our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, we updated two of the risk factors from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and added an additional factor.  In this Quarterly Report on Form 10-Q, we have updated one risk factor and modified one risk factor from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Risks Related to Our Business

We are subject to a lawsuit relating to a fire that occurred on March 12, 2006 in Carson County, Texas which may have an adverse impact on us.

Cano and certain of its subsidiaries were defendants in several lawsuits relating to a fire that occurred on March 12, 2006 in Carson County, Texas and remain defendants in one of the lawsuits.  With regard to the remaining lawsuit, on June 21, 2007, the Judge of the 100th Judicial District Court issued a Final Judgment (a) granting motions for summary judgment in favor of Cano and certain of its subsidiaries on plaintiffs’ claims for (i) breach of contract/termination of an oil and gas lease; and (ii) negligence; and (b) granting the plaintiffs’ no-evidence motion for summary judgment on contributory negligence, assumption of risk, repudiation and estoppel affirmative defenses asserted by Cano and certain of its subsidiaries.

The Final Judgment was appealed and a decision was reached on March 11, 2009, as the Court of Appeals for the Tenth District of Texas in Amarillo affirmed in part and reversed in part the ruling of the 100th Judicial District Court.  The Court of Appeals (a) affirmed the trial court’s granting of summary judgment in Cano’s favor for breach of contract/termination of an oil and gas lease and (b) reversed the trial court’s granting of summary judgment in Cano’s favor on plaintiffs’ claims of Cano’s negligence.  The Court of Appeals ordered the case remanded to the 100th Judicial District Court.  We have not yet determined whether to seek further review by the Court of Appeals or the Texas Supreme Court.

The remaining plaintiffs allege damages include damage to land and livestock, certain expenses related to fighting the fire and remedial expenses totaling approximately $1.7 million to $1.8 million.  In addition the remaining plaintiffs seek termination of certain oil and natural gas leases, reimbursement of their attorney’s fees and exemplary damages. Currently, known aggregate actual damage claims are approximately $1.8 million.  However, the plaintiffs have not provided actual damage claims for all of their claims.  These actual damage claims do not include the additional claims by the plaintiffs for attorneys’ fees and exemplary damages, the potential amounts of which cannot be reasonably estimated.  In February 2007, we entered into a Settlement Agreement with our insurance carrier pursuant to which we received $6,699,827 in exchange for releasing the insurance carrier from any future claims. $6,000,000 of the amount received related to the insurance policy limits and the remaining $699,827 related to the reimbursement of defense costs previously incurred by Cano. The $6,000,000 payment for policy limits, in accordance with the senior credit agreement, was placed in a controlled bank account and the use of the proceeds was specified to pay attorneys’ fees, settlement amounts, other litigation expenses incurred to defend and/or settle the fire litigation, and for general corporate purposes. We have fully expended the $6,000,000 payment from fire litigation insurance proceeds.  On October 11, 2008, an independent electrical contractor committed to pay us $6,000,000 in exchange for a full release of any existing or future claims related to wildfires that began on March 12, 2006 in Carson County, Texas.  This $6,000,000 was fully received by October 31, 2008 and has been fully expended to cover portions of the settlements entered into to date.  There is no remaining insurance coverage for the fire litigation.  In connection with the W.O. Settlement, pursuant to the terms of the Escrow Agreement, the Trustee returned to us 434,783 shares of Cano common stock owned by the W.O. Sellers which had been held in trust for our benefit, and the W.O. Sellers provided additional consideration.  We may not be able to settle the remaining lawsuit on acceptable terms and may not prevail in court or on further appeal.  If there is an adverse judgment entered against us, based on the illiquid nature of a significant portion of our assets, we may not be able to (i) post a sufficient supersedeas bond during the appeal process of any adverse judgment, which may permit the plaintiffs to attempt to execute on any judgment pending appeal, and/or (ii) satisfy the amount of any adverse judgment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	—	—	—

February 1, 2009 through February 28, 2009	—	—	—	—

March 1, 2009 through March 31, 2009	434,783	$0.27	—	—

Total	434,783	$0.27	—	—

Pursuant to the terms of the Escrow Agreement, on March 6, 2009, the Trustee returned to us 434,783 shares of our common stock owned by the W.O. Sellers in connection with the W.O. Settlement pursuant to which the W.O. Sellers satisfied their indemnification obligations to us.

Item 4.  Submission of Matters to a Vote of Security Holders.

We submitted a proxy statement to the Company’s stockholders as of the record date, November 26, 2008.  The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on January 9, 2009.  There were 46,078,518 shares of common stock entitled to vote at the meeting and 43,474 shares of our Series D Convertible Preferred Stock entitled to vote at the meeting, on an as converted basis into 8,422,225 shares of common stock.  For all items there were 54,500,743 shares entitled to vote at the meeting.  For the election of the Board of Directors, the results were as follows:

Nominee	Votes For	Votes Withheld
S. Jeffrey Johnson (1)	42,633,570	1,044,224

Randall Boyd (1)	37,218,827	6,458,967

Robert L. Gaudin (1)	36,082,570	7,595,224

Donald W. Niemiec (1)	36,598,133	7,079,661

William O. Powell III (1)	42,663,204	1,044,590

Garrett Smith	42,678,918	998,876

David W. Wehlmann (1)	42,201,910	1,475,884

(1) Incumbent

For the approval of the Cano Petroleum, Inc. 2008 Annual Incentive Plan, the results were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
25,975,363	1,609,418	6,805,172	9,287,841

For the ratification of Hein & Associates LLP as Cano’s independent registered public accounting firm for the year ended June 30, 2009, the results were as follows:

Votes For	Votes Against	Votes Abstained
36,577,675	264,251	6,835,867

Item 5.  Other Information.

On May 7, 2009, our Board of Directors approved the Second Amended and Restated By-Laws.  The Second Amended and Restated By-Laws provide new procedures for stockholders to nominate persons for election to the Board of Directors.  With regard to an annual meeting of stockholders, to make a timely nomination of a nominee to the Board of Directors, a stockholder of record must provide a notice to our Secretary at our principal executive offices not less than 60 or more than 90 days prior to the one-year anniversary of the date on which we first mailed our proxy materials for the prior annual meeting of stockholders.  However, if that annual meeting is convened more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding annual meeting, the record stockholder’s notice must be received by our secretary no later than the close of business on the later of the 90th day before the annual meeting or the 10th day following the day on which public announcement of the date of the annual meeting is first made.  In addition, in the event that the number of directors to be elected to the Board of Directors is increased and there has been no public announcement naming all the nominees for director or indicating the increase in the size of the Board of Directors at least 10 days prior to the last day a record stockholder may deliver a notice as set forth above, with respect to nominees for any new positions created by such increase, a record stockholder’s notice shall be considered timely with regard to a nominee for such new position created by such increase if it is received by our Secretary at our principal executive offices not later than the close of business on the 10th day following the day on which such public announcement is first made by us. With regard to a special meeting of stockholders at which directors are to be elected, a stockholder of record must provide a notice to our Secretary at our principal executive offices no later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the date on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such special meeting.

It is currently contemplated that our 2009 Annual Meeting of Stockholders will take place on December 15, 2009. Under the rules of the SEC, certain procedures are provided that a stockholder must follow to nominate persons for election to the Board of Directors, or to introduce an item of business at an Annual Meeting of Stockholders. Any stockholder who intends to present a proposal at the 2009 Annual Meeting of Stockholders pursuant to the process established by Rule 14a-8 promulgated by the SEC, and who wishes to have a proposal included in our proxy statement for that meeting, must deliver the proposal to the attention of the Company’s Secretary at our principal executive offices at 801 Cherry St., Suite 3200, Fort Worth, TX 76102, for receipt not later than August 10, 2009. A stockholder proposal submitted outside of the processes established in Rule 14a-8 promulgated by the SEC will be subject to the timeframes provided in the Second Amended and Restated By-Laws described above.  In accordance with such timeframes, a stockholder of record must provide a notice to our Secretary at our principal executive offices not earlier than September 9, 2009 and not later than October 9, 2009.

A record stockholder’s notice to nominate a director must set forth the following information regarding the nominee: (i) all information relating to such nominees as would be required to be disclosed in solicitations for proxies pursuant to Regulation 14A of the Securities Exchange Act of 1934, (ii) any additional information that a record stockholder believes would aid in the evaluation of the recommended individual; (iii) written consent of the recommended individual to stand for election if nominated, to serve as a director if elected and to comply with the expectations and requirements for service on the Board of Directors set forth in the Code of Ethics and Business

Conduct and any other applicable rule, regulation, policy or standard of conduct applicable to the Board of Directors and its individual members; (iv) all relevant information required to conduct an evaluation of such person; and (v) all other information that may be required by applicable law.

A record stockholder’s notice to nominate a director must also include the following information regarding the record stockholder and the beneficial owner, if any, on whose behalf the nomination is made: (i) the name and address of each of the record stockholder and the beneficial owner; (ii) information regarding (a) the number of shares owned, directly or indirectly, beneficially and of record, and (b) any derivative securities; (iii) any arrangements regarding the right to vote any of our securities; (iv) any short interest in any of our securities; (v) any additional rights to dividends; (vi) any proportionate interest in our shares or derivative securities held, directly or indirectly, by a partnership of which the record stockholder or beneficial owner is a general partner or, directly or indirectly, owns an interest in a general partner; (vii) any performance-related fees that the record stockholder or the beneficial owner is directly or indirectly entitled to based on any increase or decrease in the value of our shares or derivative securities; and (viii) any additional information relating to the record stockholder and the beneficial owner that would be required to be disclosed in the proxy statement or other filings in connection with the solicitation of proxies for the election of directors.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CANO PETROLEUM, INC.

Date: May 11, 2009	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: May 11, 2009	By:	/s/ Benjamin Daitch
Benjamin Daitch
Senior Vice-President and Chief Financial Officer

Date: May 11, 2009	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice-President and Principal Accounting Officer