Form 10-K/A
period 2008-06-30
CANO PETROLEUM, INC
filed 2009-07-06
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-32496

CANO PETROLEUM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

801 Cherry St., Suite 3200 Fort Worth, Texas	76102
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (817) 698-0900

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each exchange on which Registered:
COMMON STOCK, PAR VALUE $.0001 PER SHARE	NYSE AMEX

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

The number of shares outstanding of the registrant’s common stock, par value $.0001, as of July 1, 2009 was 45,596,068 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Page
PART IV
Item 15.	Exhibits, Financial Statement Schedules	1

i

Explanatory Note about the Report

Cano Petroleum, Inc. (together with its direct and indirect subsidiaries, “Cano,” “we,” “us,” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2008, originally filed on September 11, 2008, as amended by Amendment No. 1 on Form 10-K/A filed on October 28, 2009, for the purpose of filing Exhibits 10.96 through 10.126 to be included as part of the exhibits under Item 15 of Part IV of the Annual Report on Form 10-K.  In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a)(3) The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 6, 2009	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Date: July 6, 2009	By:	/s/ Benjamin Daitch
Benjamin Daitch
Senior Vice President and Chief Financial Officer

Date: July 6, 2009	By:	/s/ Michael J. Ricketts
Michael J. Ricketts
Vice President and Chief Accounting Officer

2

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

4.3	Form of Common Stock certificate, incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-3 (No. 333-148053) filed on December 13, 2007.
10.1+	Stock Option Agreement dated December 16, 2004 between Cano Petroleum, Inc. and Gerald W. Haddock, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.
10.2+	2005 Directors’ Stock Option Plan, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2005.

Exhibit Number	Description
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

Exhibit Number	Description
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

10.42	Supplement No. 2 dated as of March 6, 2007 to the Security Agreement dated as of November 29, 2005, by Cano

Exhibit Number	Description
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

10.61+	Audit Committee Chairman Compensation (June 2007), incorporated by reference from Exhibit 10.101 to Annual

Exhibit Number	Description
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

Exhibit Number	Description
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

10.84+	First Amendment to Employment Agreement of S. Jeffrey Johnson dated May 31, 2008, incorporated by reference from Exhibit 10.84 to Annual Report on Form 10-K filed on September 11, 2008.
10.85+	Second Amendment to Employment Agreement of Morris B. Smith dated May 31, 2008, incorporated by reference from Exhibit 10.85 to Annual Report on Form 10-K filed on September 11, 2008.
10.86+	Third Amendment to Employment Agreement of Patrick McKinney dated May 31, 2008, incorporated by reference from Exhibit 10.86 to Annual Report on Form 10-K filed on September 11, 2008.
10.87+	Fourth Amendment to Employment Agreement of Michael J. Ricketts dated May 31, 2008, incorporated by reference from Exhibit 10.87 to Annual Report on Form 10-K filed on September 11, 2008.
10.88+	Employment Agreement of Phillip Feiner dated May 31, 2008, incorporated by reference from Exhibit 10.88 to Annual Report on Form 10-K filed on September 11, 2008.
10.89+	Employment Agreement of Benjamin Daitch dated June 23, 2008, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2008.
10.90+	Restricted Stock Agreement of Benjamin Daitch dated June 23, 2008, incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on June 24, 2008.
10.91

Amendment No. 10 dated as of June 10, 2008 by and among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis, incorporated by reference from Exhibit 10.91 to Annual Report on Form 10-K filed on September 11, 2008.

10.92

Consent and Amendment No. 11 dated as of June 27, 2008 by and among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis, incorporated by reference from Exhibit 10.92 to Annual Report on Form 10-K filed on September 11, 2008.

10.93

Amendment No. 12 and Agreement dated effective June 30, 2008 by and among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis.10.94*Consent and Amendment No. 1 by among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent dated as of June 27, 2008, incorporated by reference from Exhibit 10.93 to Annual Report on Form 10-K filed on September 11, 2008.

10.95

Amendment No. 2 by among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent dated effective June 30, 2008, incorporated by reference from Exhibit 10.95 to Annual Report on Form 10-K filed on September 11, 2008.

10.96*

Diamond Shamrock Refining Company, L.P. Crude Oil Purchase Contract, dated as of August 6, 2001, by and between W.O. Operating Company, Ltd. and Diamond Shamrock Refining Company, L.P. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.97*	Amendment 11 to Valero # 01-0838, dated as of June 12, 2006, by and between W.O. Operating Company, Ltd.

Exhibit Number	Description
and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).
10.98*	Amendment 12 to Valero # 01-0838, dated as of August 23, 2006, by and between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company.
10.99*

Amendment 13 to Valero # 01-0838, dated as of August 31, 2007, by and between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.100*

Amendment 14 to Valero # 01-0838, dated as of January 25, 2008, by and between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.101*

Amendment 15 to Valero # 01-0838, dated as of August 1, 2008, by and between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.102*	Amendment 16 to Valero # 01-0838, dated as of April 3, 2009, by and between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company.
10.103*

Amendment 17 to Valero # 01-0838, dated as of May 1, 2009, by and between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.104*

Gas Purchase Agreement, dated as of April 1, 2007, by and between Eagle Rock Field Services, L.P. and W.O. Operating Company, Ltd. and Pantwist, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.105*

Letter Regarding Gas Purchase Agreement dated April 1, 2007, Eagle Rock Contract (#50038 Schafer), dated as of March 25, 2009, by and between Eagle Rock Energy Partners and W.O. Operating Company, Ltd. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.106*

Letter Regarding Gas Purchase Agreement dated April 1, 2007, Eagle Rock Contract (#50038 Schafer), dated as of April 30, 2009, by and between Eagle Rock Energy Partners and W.O. Operating Company, Ltd.

10.107*

Summary of Oral Agreement for the Purchase of Crude Oil, by and between Ladder Energy Companies, Inc. and Coffeyville Resources Refinery and Marketing, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.108*

Letter Regarding Crude Oil Purchase Agreement for Ladder Energy Operated Leases, dated as of January 15, 2009, by and between Ladder Energy Companies, Inc. and Coffeyville Resources Refinery and Marketing, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.109*

Letter Regarding Crude Oil Purchase Agreement for Ladder Energy Operated Leases, dated as of February 11, 2009, by and between Ladder Energy Companies, Inc. and Coffeyville Resources Refinery and Marketing, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.110*

Gas Purchase Contract, dated as of November 1, 2003, by and between W.O. Operating Company, Ltd. and Duke Energy Field Services, LP (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.111*	Amendment to Gas Purchase Contract, dated as of August 1, 2005, by and between W.O. Operating Company, Ltd. and Duke Energy Field Services, LP.
10.112*	Amendment to Gas Purchase Contract, dated as of September 1, 2005, by and between W.O. Operating Company, Ltd. and Duke Energy Field Services, LP.
10.113*	Letter Regarding Gas Purchase Contract No. PAM058500*, Panhandle Area, dated as of May 21, 2009, by and between W.O. Operating Company, Ltd. and DCP Midstream.
10.114*	Letter Regarding Gas Purchase Contract No. BOR066300A, Panhandle Area, dated as of May 21, 2009, by and between W.O. Operating Company, Ltd. and DCP Midstream.
10.115*	Letter Regarding Gas Purchase Contract No. BOR067500B, Panhandle Area, dated as of May 21, 2009, by and between W.O. Operating Company, Ltd. and DCP Midstream.
10.116*	Letter Regarding Gas Purchase Contract No. BOR118000R, Panhandle Area, dated as of May 21, 2009, by and between W.O. Operating Company, Ltd. and DCP Midstream.
10.117*	Letter Regarding Gas Purchase Contract No. BOR118100*, Panhandle Area, dated as of May 21, 2009, by and between W.O. Operating Company, Ltd. and DCP Midstream.
10.118*	Letter Regarding Gas Purchase Contract No. BOR134200R, Panhandle Area, dated as of May 21, 2009, by and between W.O. Operating Company, Ltd. and DCP Midstream.
10.119*

Crude Oil Purchase Agreement Sunoco Reference No. 502606, dated as of February 1, 2000, by and between Sunoco, Inc. and Ladder Energy Companies, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.120*

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 502606, dated as of September 2, 2005, by and between Sunoco, Inc. and Ladder Energy Companies, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.121*

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 502606, dated as of September 26, 2006, by and between Sunoco, Inc. and Ladder Energy Companies, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.122*

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 502606, dated as of September 11, 2008, by and between Sunoco, Inc. and Ladder Energy Companies, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.123*

Crude Oil Purchase Agreement Sunoco Reference No. 521329, dated as of March 1, 2004, by and between Sunoco, Inc. and Square One Energy, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.124*

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 521329, dated as of December 4, 2006, by and between Sunoco, Inc. and Square One Energy, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

10.125*

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 521329, dated as of February 16, 2009, by and between Sunoco, Inc. and Square One Energy, Inc. (confidential treatment has been requested

Exhibit Number	Description
for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).
10.126*

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 521329, dated as of April 2, 2009, by and between Sunoco, Inc. and Square One Energy, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission).

12.1	Ratio of Earnings to Fixed Charges, incorporated by reference from Exhibit 12.1 to Annual Report on Form 10-K filed on September 11, 2008.
21.1	Subsidiaries of the Company, incorporated by reference from Exhibit 21.1 to Annual Report on Form 10-K filed on September 11, 2008.
23.1	Consent of Hein & Associates LLP, incorporated by reference from Exhibit 23.1 to Annual Report on Form 10-K filed on September 11, 2008.
23.2	Consent of Miller & Lents, Ltd., Independent Petroleum Engineers, incorporated by reference from Exhibit 23.2 to Annual Report on Form 10-K filed on September 11, 2008.
23.3	Consent of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers, incorporated by reference from Exhibit 23.3 to Annual Report on Form 10-K filed on September 11, 2008.
24.1	Power of Attorney (included on the signature page to the Annual Report on Form 10-K filed on September 11, 2008).
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

+                                         Management contract or compensatory plan, contract or arrangement.