Form 10-K/A
period 2009-06-30
CANO PETROLEUM, INC
filed 2009-10-28
CIK 1253710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of October 26, 2009 was 45,570,147 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Explanatory Note about the Report

Cano Petroleum, Inc. (together with its direct and indirect subsidiaries, “Cano,” “we,” “us,” “its” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2009, originally filed on September 28, 2009, for the purpose of including the information required by Part III of Form 10-K. In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
S. Jeffrey Johnson	44	Chief Executive Officer and Chairman of the Board of Directors
Benjamin Daitch	41	Senior Vice President and Chief Financial Officer
Patrick M. McKinney	50	Senior Vice President—Engineering and Operations
Michael J. Ricketts	51	Vice President and Principal Accounting Officer
Phillip Feiner	36	Vice President and General Counsel
Randall Boyd	52	Director
Robert L. Gaudin	59	Director
Donald W. Niemiec	63	Director
William O. Powell	62	Director
Steven J. Pully	49	Director
Garrett Smith	48	Director
David W. Wehlmann	50	Director

Each director holds office until the next annual meeting of our stockholders and until his successors have been duly elected and qualified or until such director’s earlier resignation or removal. Our executive officers are elected by, and serve at the designation and appointment of the Board of Directors. Some of our directors and executive officers also serve in various capacities with our subsidiaries. There are no family relationships among any of our directors and executive officers.

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

Patrick M. McKinney, Senior Vice President—Engineering and Operations.  On November 9, 2006, Mr. McKinney was appointed Senior Vice President—Engineering and Operations.  From June 1, 2006 until November 9, 2006, he was Vice President—Business Development.  From April 2005 until June 2006, he was the Manager of Corporate Planning for Pioneer Natural Resources Company where he analyzed the corporate portfolio and portfolio based assessments of the company.  From July 2002 until April 2005, he was the President of Transcor America LLC, which was the nation’s largest private prisoner transportation and extradition company.  From December 1999 until July 2002, he was the Senior Vice President—Chief Financial Officer and Secretary of freightPro, Inc., a transportation, warehousing and logistics company.  From 1982 to 1993, he served in engineering and management positions with Union Pacific Resources Company and its parent, Union Pacific Corporation.

Michael J. Ricketts, Vice President and Principal Accounting Officer. Mr. Ricketts was appointed Chief Financial Officer and Principal Accounting Officer on May 28, 2004 and remained in such positions until June 1, 2006.  He remains the Principal Accounting Officer. Mr. Ricketts served as a member of our Board of Directors from June 25, 2004 until April 6, 2005.  Mr. Ricketts is a Certified Public Accountant.  Prior to joining

Cano, Mr. Ricketts was employed by TNP Enterprises, Inc. and its subsidiaries, Texas-New Mexico Power Company and First Choice Power for 15 years.  He served as Director, Treasury from 2003 to 2004. He served as Director, Business Development from 2002 until 2003. He was the Controller and Assistant Controller from 1998 until 2002.

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

Robert L. Gaudin, Director.  Mr. Gaudin was appointed to our Board of Directors on March 2, 2007.  Mr. Gaudin maintains over thirty years of exploration and land management experience in the oil and gas industry and since 1998 has been the owner of Grande Energy Company.  He is also an owner of Holland Acquisitions and Extra Energy in Fort Worth, Texas.  Mr. Gaudin is an active member in oil and gas industry associations, including the Society of Petroleum Engineers, the American Association of Petroleum Geologists and the American Association of Petroleum Landmen.

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

Steven J. Pully, Director.  Mr. Pully was appointed to our Board of Directors on May 26, 2009.  Since July 2008, Mr. Pully has been the General Counsel of Carlson Capital, L.P. (“Carlson”), an asset management firm.  Carlson currently beneficially owns approximately 11% of the Company’s common stock.  From October 2007 through July 2008, Mr. Pully was a consultant, working primarily in the asset management industry.  From December 2001 through October 2007, he worked for Newcastle Capital Management, L.P., an investment partnership, where he served as president from January 2003 through October 2007.  He also served as Chief Executive Officer of New Century Equity Holdings Corp. from June 2004 through October 2007.  From May 2000 to December 2001, he served as a managing director in the investment banking department of Bank of America Securities, Inc. and from January 1997 through May 2000, he was a member of the investment banking department of Bear Stearns where he became a senior managing director in December 1999.  Mr. Pully serves as a director of Ember Resources and Energy Partners Ltd.  Mr. Pully is licensed as an attorney and Certified Public Accountant in the state of Texas and is a Chartered Financial Analyst.

Garrett Smith, Director.  Mr. Smith was elected to our Board of Directors at our Annual Meeting of Stockholders on January 9, 2009. Mr. Smith founded the Spinnerhawk Companies and certain affiliates, which make private investments in the energy, real estate and health care industries, in February 2005. Before forming Spinnerhawk, Mr. Smith served as a member of the Investment Committee at BP Capital, a private investment firm that focuses on investments in the energy sectors, from December 2001 to December 2004. He was also the portfolio manager of the BP Capital Energy Equity Fund, which he co-founded with T. Boone Pickens in 2000. Previously, Mr. Smith was Chief Financial Officer and Executive Vice President of Pioneer Natural Resources. Mr. Smith currently serves as a member of the board of directors of The Hallwood Group Incorporated and Pacific Energy Resources Limited.

David W. Wehlmann, Director.  Mr. Wehlmann was elected to our Board of Directors at our Annual Meeting of Stockholders on December 12, 2007.  He currently serves as the Executive Vice President, Investor Relations for Precision Drilling since Precision Drilling Trust acquired Grey Wolf, Inc. in December 2008. Mr. Wehlmann joined Grey Wolf in July 1996 as Vice President and Controller.  He was promoted to Senior Vice President, Chief Financial Officer and Secretary in February 1998 and Executive Vice President in March 2003.  From November 1994 until he joined Grey Wolf, Mr. Wehlmann was Vice President and Chief Accounting Officer of EnerVest Management Company, L.C., a privately-held oil and gas property acquisition and management company.  Mr. Wehlmann was Controller of Convest Energy Corporation, a publicly traded oil and gas exploration and production company, from April 1991 until November 1994.  Mr. Wehlmann is a Certified Public Accountant.

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

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Randall Abramson (10% stockholder)	1 (Form 4)	1	—
S. Jeffrey Johnson (Chief Executive Officer and Chairman of the Board of Directors)	1 (Form 4)	1	—
Patrick McKinney (Senior Vice President—Engineering and Operations)	1 (Form 4)	1	—
Michael J. Ricketts (Vice President and Principal Accounting Officer)	1 (Form 4)	1	—
Phillip B. Feiner (Vice President and General Counsel)	1 (Form 4)	1	—
Steven J. Pully (Director) (1)	1 (Form 3)	—	—
Randall Boyd (Director)	1 (Form 4)	1	—
Garrett Smith (Director)	1 (Form 3)	—	—

(1) Mr. Pully’s Form 3 was initially filed on time but was later amended to correct certain information.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of Cano, a copy of which was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 23, 2004. A current copy of the Code of Ethics and Business Conduct, the Bylaws of Cano, the Audit Committee Charter, the Compensation Committee Charter and the Nominating and Corporate Governance Committee Charter may be found on Cano’s internet website at www.canopetro.com. Copies of these documents are also available, without charge, to stockholders upon written request to Phillip Feiner, 801 Cherry St., Suite 3200, Fort Worth, Texas 76102.

Committees

The Audit Committee is composed of Messrs. Powell, Smith and Wehlmann. Mr. Niemiec served on our Audit Committee until February 2, 2009, at which time he was replaced by Mr. Smith.  The Audit Committee held eight meetings during Fiscal 2009. No member of the Audit Committee may be an officer of Cano. The Board of Directors has determined that each of the Audit Committee members is an independent director as required by the rules of the NYSE Amex (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act. The principal responsibilities of the committee are described in the Audit Committee Charter. The Audit Committee retains the firm of independent public accountants that annually audits our books and records. The Audit Committee reviews the scope and results of the audit with the independent public accountants, as well as our accounting procedures, internal controls, accounting and financial reporting policies and practices, and makes reports and recommendations to the Board of Directors as it deems appropriate. The Audit Committee also conducts appropriate review and oversight over related party transactions. The Board of Directors has determined that Mr. William O. Powell, III, the Audit Committee Chairman, is the Audit Committee financial expert.

The Compensation Committee is composed of Messrs. Gaudin, Niemiec and Wehlmann.  Mr. Niemiec has been the Chairman of the Compensation Committee since May 17, 2007. The Compensation Committee held five meetings during Fiscal 2009. Each of the Compensation Committee members is an independent director as required by the rules of the NYSE Amex (formerly known as the American Stock Exchange), an “outside director” as defined under Section 162(m) of the Code, and a “non-employee director” as defined under Section 16b-3 of the Exchange Act.  The Compensation Committee is responsible for reviewing and making recommendations to all the members of the Board of Directors that qualify as independent directors under the rules of the NYSE Amex (formerly known as the American Stock Exchange), “outside directors” under Section 162(m) of the Code and “non-employee directors” as defined under Section 16b-3 of the Exchange Act (the “Independent Board”) with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity based awards for the Chief Executive Officer and all other executive officers.

The Nominating and Corporate Governance Committee is composed of Messrs. Gaudin, Niemiec and Smith. Mr. Wehlmann served on our Nominating and Corporate Governance Committee until February 2, 2009, at which time he was replaced by Mr. Smith. The Nominating and Corporate Governance Committee held seven meetings during Fiscal 2009. Each of the Nominating and Corporate Governance Committee members is an independent director as required by the rules of the NYSE Amex (formerly known as the American Stock Exchange). The Nominating and Corporate Governance Committee is responsible for overseeing matters of corporate governance, including the evaluation of the performance and practices of the Board of Directors. This committee is also responsible for the search, screening and the selection process for new candidates for director and then for making recommendations to the Board of Directors regarding nominees. The Nominating and Corporate Governance Committee is responsible for reviewing the overall skills and characteristics required of members of the Board of Directors, and reviewing that with the Board of Directors on an annual basis.  No material changes have been made to the procedures by which our stockholders may recommend nominees to the Board of Directors since we described the procedures in our proxy statement filed with the Securities Exchange Commission on December 3, 2008.

Item 11.    Executive Compensation.

2009 and 2008 Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by or paid to (i) S. Jeffrey Johnson, our Chief Executive Officer and Chairman of the Board for the fiscal year ended June 30, 2008 (“Fiscal 2008”) and Fiscal 2009, (ii) Benjamin Daitch, our Senior Vice President and Chief Financial Officer beginning June 23, 2008 through June 30 2008 and Fiscal 2009, (iii) Morris B. Smith, our Senior Vice President and Chief Financial Officer through June 23, 2008 and a Senior Vice President from June 23, 2008 and a Senior Vice President from June 23, 2008 through September 30, 2008, and (iv) Patrick M. McKinney, our Senior Vice President of Engineering and Operations for Fiscal 2008 and Fiscal 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(c)	Total ($)
S. Jeffrey Johnson	2009	527,312	—	765,356	48,071	100,000	37,888	1,478,627
Chief Executive Officer and Chairman of the Board	2008	492,815	—	535,237	112,688	33,039	29,355	1,203,134
Benjamin Daitch	2009	250,000	—	515,339	—	50,000	3,470	818,809
Senior Vice President and Chief Financial Officer	2008	4,808	—	10,263	—	—	231	15,302
Morris B. Smith	2009	75,000	—	227,216	—	—	495	302,711
Senior Vice President	2008	300,000	—	533,369	39,441	40,000	—	912,810
Patrick M. McKinney	2009	250,000	—	649,423	24,036	50,000	3,750	977,209
Senior Vice President of Engineering and Operations	2008	250,000	—	497,700	56,344	16,212	1,385	821,641

(a)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2008 and Fiscal 2009 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 10 of Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.  The restricted stock was granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of vesting or the time of sale of the restricted stock.  There were no restricted stock issuances during Fiscal 2009.

(b)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2009 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 11 of Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.  All stock options were granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of exercise.  There were no issuances of stock options to the Cano executives during Fiscal 2009.

(c)           For Mr. Johnson, “All Other Compensation” consists of the total of all car allowances, lunch/athletic club dues and country club dues we paid for on behalf of Mr. Johnson and all Company 401(K) contributions and lunch/athletic club dues.  For all others, such amount consists of Company 401(K) contributions.

Discussion Regarding Summary Compensation Table

Base salary paid and the amount of cash bonuses/non-equity incentive plan compensation paid represented from 24.8% to 42.4% of the executive officers’ total compensation as represented in the Summary Compensation Table with the percentages being as follows:  Mr. Johnson — 42.4%; Mr. Daitch — 36.2%; Mr. Smith — 24.8%; and Mr. McKinney — 30.4%.

The following is a summary of the employment agreements with Messrs. Johnson, Daitch, Smith and McKinney:

S. Jeffrey Johnson.  We have an employment agreement with Mr. Johnson through May 31, 2011 pursuant to which he receives a current annual salary of $545,144 and a bonus to be determined at the discretion of the Board of Directors of up to Mr. Johnson’s entire annual base salary. Mr. Johnson is entitled to receive raises of at least 7% per year effective on January 1 of each year.

Benjamin Daitch.  We have an employment agreement with Mr. Daitch through June 23, 2011, appointing him as Senior Vice President and Chief Financial Officer.  Pursuant to the employment agreement, his current annual salary is $250,000 and he is eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary and/or stock bonuses.

Morris B. “Sam” Smith.  We had an employment agreement with Mr. Smith through May 31, 2011, appointing him as Senior Vice President and Chief Financial Officer.  On June 23, 2008, Mr. Smith became our Senior Vice President.  Mr. Smith’s employment agreement was terminated on September 30, 2008 upon his retirement from the Company.  We have a consulting agreement with Mr. Smith, dated October 1, 2008, pursuant to which Mr. Smith provides consulting services to Cano’s board and its executives.  The term of the consulting agreement has expired and is now month to month.

Patrick M. McKinney.  We have an employment agreement with Mr. McKinney through May 31, 2011, appointing him as Senior Vice President—Engineering and Operations. Pursuant to the employment agreement, his current annual salary is $250,000 and he is eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary and/or stock bonuses.

Pursuant to the employment agreements with Messrs. Johnson, Daitch, Smith (through September 30, 2008) and McKinney, without incurring any additional liability, we may terminate the employment of any of them prior to the termination of his employment agreement (i) upon his death, (ii) if, due to illness, he shall have been absent or unable to perform his duties for a total of 90 days during any 12 month period, or (iii) for “Cause”, as such term is defined in the employment agreements.

Stock Incentive Plan.

We adopted the 2005 Cano Petroleum, Inc. Long Term Incentive Plan (the “Plan”) effective as of December 7, 2005 for the purpose of attracting and retaining the services of key employees, key consultants and outside directors of Cano and its subsidiaries and providing such persons with a proprietary interest in Cano through the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards.  An aggregate of 3,500,000 shares of common stock have been reserved for issuance under the Plan.  The Plan is administered by the Board of Directors. Any employee, consultant or outside director of Cano or any subsidiary whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of Cano or any subsidiary is eligible to participate in the Plan; provided that only employees of Cano or any subsidiary shall be eligible to receive incentive stock options.  Awards may be granted at any time and from time to time as the Committee shall determine and shall be evidenced by an award agreement setting forth the award being granted, the total number of shares of common stock subject to the award(s), the option price (if applicable), the award period, the date of grant, and such other terms, provisions, limitations, and performance objectives, as are approved by the Board of Directors or appropriate committee, but not inconsistent with the Plan.  As of the date of this report, 824,741 shares of our common stock (net of forfeitures) and options to purchase 1,375,002 shares of our common stock (net of forfeitures) have been granted under the Plan.

Any dividends that are paid on our common stock are also payable on the restricted stock.  The executive officers have the right to vote all shares of restricted stock held by them.

Outstanding Equity Awards at June 30, 2009

The following table summarizes the total outstanding equity awards as of June 30, 2009 for each executive officer.  The market value of the stock awards was based on the closing price of our common stock as of June 30, 2009 (the last trading day of the  Fiscal 2009) which was $0.95 per share.  The unvested restricted stock grants and stock option awards include the grants of restricted stock and grants of stock options made in Fiscal 2009, all of which were unvested at June 30, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (b)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have not Vested (#)(c)	Market Value of Shares of Stock that Have not Vested ($)(a)	Equity Incentive Plan Awards: Number of Unearned Shares that Have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have not vested (#)

S. Jeffrey Johnson	66,666	—	66,666	5.42	12/28/2016	196,667	186,834	—	—
Benjamin Daitch	—	—	—	—	—	66,667	63,334	—	—
Morris B. Smith	—	—	—	—	—	—	—	—	—
Patrick M. McKinney	33,334		33,334	5.42	12/28/2016	156,667	148,834	—	—

(a)                      The market value is based on the June 30, 2009 closing price of $0.95 per share.

(b)                     The following table provides the vesting dates as of June 30, 2009 for unvested stock options.

Vesting Date	S. Jeffrey Johnson	Patrick M. McKinney
December 28, 2009	33,334	16,667
February 19, 2010	—	—
June 30, 2010	—	—
February 19, 2011	—	—
Total Unvested Stock Options	33,334	16,667

(c)                      The following table provides the vesting dates as of June 30, 2009 for unvested stock awards.

Vesting Date	S. Jeffrey Johnson	Benjamin Daitch	Patrick M. McKinney
July 2, 2009	45,000	—	38,333
May 12, 2010	53,333	—	40,000
June 23, 2010	—	33,333	—
July 2, 2010	45,000	—	38,334
May 12, 2011	53,334	—	40,000
June 23, 2011	—	33,334	—
Total Unvested Stock Awards	196,667	66,667	156,667

2009 Director Compensation

Name	Fees Earned or Paid in Cash (4)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall Boyd	$58,000	—	$6,500	—	—	—	$64,500
Robert L. Gaudin	66,000	—	6,500	—	—	—	72,500
Gerald W. Haddock (1)	2,000	—	—	—	—	—	2,000
Donald W. Niemiec	80,000	—	6,500	—	—	—	86,500
William O. Powell	76,000	—	6,500	—	—	—	82,500
Steven J. Pully (2)	20,082	—	—	—	—	—	20,082
Garrett Smith (3)	41,000	—	—	—	—	—	41,000
David Wehlmann	62,000	—	6,500	—	—	—	68,500

(1)	Resigned as a director on October 23, 2008.

(2)	Elected as a director on May 26, 2009.

(3)	Elected as a director on January 9, 2009.

(4)

Represents the amount of compensation earned and paid in cash during Fiscal 2009 for Board and committee service and includes an amount for pro-rated annual retainer and annual committee retainer fee for services not yet earned from July 1, 2009 through December 31, 2009.

(5)

Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2009 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 11 of Notes to Consolidated Financial Statements in our 2009 Form 10-K. The grant date fair value of the stock options granted in Fiscal

2009 for each of Messrs. Boyd, Niemiec, Gaudin, Powell and Wehlmann was $32,500. The grant date fair value was determined in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and represents the full grant date fair value for the options granted during Fiscal 2009 to our non-employee directors. The stock options granted during Fiscal 2009 were granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of exercise. At June 30, 2009, our directors had options exercisable into the following number of shares: Mr. Boyd – 125,000 shares; Mr. Niemiec – 70,833 shares, Mr. Gaudin – 70,833 shares; Mr. Powell – 70,137 shares and Mr. Wehlmann – 50,000 shares.

Each non-employee director receives an annual cash retainer of $30,000. Each non-employee director receives $1,000 cash for each Board of Directors meeting and Board of Directors committee meeting attended.  The Audit Committee Chairman receives an additional annual cash retainer to $18,000.  The Nominating and Corporate Governance Committee Chairman and Compensation Committee Chairman each receive an additional annual cash retainer of $10,000.  During Fiscal 2009, we appointed chairmen to oversee various special committees and paid them as follows:  Strategic Initiatives Committee Chairman, Mr. Powell, was paid $3,000; Fire Litigation Chairman, Mr. Boyd, was paid $3,000; and Pricing Committee Chairman, Mr. Niemiec, was paid $3,000.

On November 24, 2008, Messrs. Boyd, Niemiec, Gaudin, Powell and Wehlmann were granted stock options to purchase 25,000 shares of our common stock at the per share closing price on November 24, 2008 which was $0.43 with such options being immediately vested.

On June 28, 2007, we resolved that upon the resignation of any current member of the Board of Directors who is in good standing on the date of resignation, such member’s unvested stock options shall be vested and shall have the exercise period extended to 24 months after the date of resignation.   As of June 30, 2009, former Cano board members Don Dent and Gerald Haddock had outstanding stock options of 50,000 and 125,000, respectively.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of October 28, 2009 with respect to the beneficial ownership of the outstanding common stock and outstanding Series D Convertible Preferred Stock by: (i) any beneficial holder of more than five (5%) percent of our outstanding common stock or outstanding Series D Convertible Preferred Stock; (ii) each of our named executive officers and directors; and (iii) our directors and executive officers as a group. The Series D Convertible Preferred Stock votes on an as converted basis with our outstanding common stock with each of the 26,987 shares of Series D Convertible Preferred Stock having a stated value of $1,000 per share and a conversion price of $5.75 plus PIK dividends and dividends accrued since October 1, 2009. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless known otherwise by us, the beneficial ownership information is based on the most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned(2)		Percentage of Common Stock (2)	Preferred Stock Beneficially Owned (2)	Percentage of Preferred Stock (2)
S. Jeffrey Johnson (3)	1,860,699		3.7%	1,000	3.7%
Benjamin Daitch	141,183		*	—	—
Patrick M. McKinney (4)	258,608		*	—	—
Michael J. Ricketts (5)	426,697		*	—	—
Phillip Feiner (6)	30,068		*	—	—
Randall Boyd (7)	537,210		1.1%	—	—
Donald W. Niemiec (8)	277,823		*	—	—
Robert L. Gaudin (8)	95,833		*	—	—
William O. Powell, III (9)	80,137		*	—	—
David Wehlmann (10)	85,000		*	—	—
Steven J. Pully	—		*	—	—
Garrett Smith	—		*	—	—
Carlson Capital, L.P., Asgard Investment Corp. and Clint D. Carlson (11)	5,605,818		12.3%	—	—
1346049 Ontario Limited, Trapeze Asset Management, Inc. and Trapeze Capital Corp. (12)	2,984,912		5.9%	3,008	11.1%
Sage Master Investments Ltd., Sage Opportunity Fund (QP), L.P., Sage Asset Management, L.P., Sage Asset Inc., Barry G. Haimes and Katherine R. Hensel (13)	2,538,141		5.6%	—	—
Barclays Global Investors, N.A. (14)	2,555,049		5.6%	—	—
D. E. Shaw Laminar Portfolios, LLC(15)	2,194,086		4.3%	10,005	37.0%
William Herbert Hunt Trust Estate(16)	630,484		1.2%	3,625	13.4%
Kellogg Capital Group LLC (17)	356,826		*	2,052	7.6%
Radcliffe SPC, Ltd. (18)	356,826		*	2,052	7.6%
Investcorp Interlachen Multi-Strategy Master Fund Limited (19)	275,001		*	1,581	5.9%
All officers and directors as a group (12 persons)	3,793,268	(20)	7.5%	1,000	3.7%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Cano Petroleum, Inc., 801 Cherry St., Suite 3200, Fort Worth, Texas 76102.

(2)

Applicable percentage ownership is based on 45,570,147 shares of common stock outstanding as of October 28, 2009 and 23,849 shares of Series D Convertible Preferred Stock issued and outstanding as of October 28, 2009, plus, on an individual basis, the right of that individual to obtain common stock upon exercise stock options or conversion of Series D Convertible Preferred Stock within 60 days of October 28, 2009. On October 28, 2009, voting together with the common stock, the 23,849 shares of Series D Convertible Preferred Stock had the voting equivalent of 4,735,396 shares of our common stock based on a $5.75 conversion price.

(3)

Includes 66,666 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share and includes 177,621 shares of common stock issuable within 60 days of October 28, 2009 upon conversion of 1,019 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2009. On or about April 2, 2009, Mr. Johnson pledged 108,381 of his common shares and all 1,000 of his Series D Convertible Preferred shares as collateral for a loan to purchase his shares of Series D Convertible Preferred Stock.

(4)	Includes 33,334 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(5)	Includes 26,666 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(6)	Includes 3,333 shares issuable upon exercise of outstanding stock options with an exercise price of $5.75 per share.

(7)

Includes 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $4.13 per share, 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $6.30 per share, 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share, 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $0.43 per share.

(8)

Includes 20,833 shares issuable upon exercise of outstanding stock options with an exercise price of $4.73 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $0.43 per share.

(9)

Includes 20,137 shares issuable upon exercise of outstanding stock options with an exercise price of $4.73 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $0.43 per share.

(10)

Includes 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $0.43 per share.

(11)

Carlson Capital, LP (“Carlson Capital”), Asgard Investment Corp. (“Asgard”) and Clint D. Carlson (“Carlson”) have the power to vote and direct the disposition of (i) 178,767 shares owned by Black Diamond Offshore Ltd. (“Offshore”), (ii) 3,487,661 shares owned by Double Black Diamond Offshore Ltd. (“Double Offshore”), (iii) 1,706,78 shares owned by Black Diamond Relative Value Offshore, Ltd. (“Relative Value Offshore”) and (iv) 232,607 held in a managed account. Carlson is President of Asgard and Chief Executive Officer of Carlson Capital. The principal purpose of Offshore, Double Offshore and Relative Value Offshore is to invest in securities. The principal business of Carlson Capital is to serve as the investment manager to Offshore, Double Offshore and Relative Value Offshore and to a managed account. The principal business of Asgard is serving as the general partner of Carlson Capital.

(12)

Includes 533,813 shares of common stock currently issuable within 60 days of October 28, 2009 upon conversion of 3,008 shares of Series D Convertible Preferred Stock, including common stock attributable to the dividends accrued since October 1, 2009. Trapeze Asset Management Inc. an investment adviser registered under the Investment Advisors Act of 1940, as amended, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Asset Management Inc. is deemed to have beneficial ownership over 1,834,741 common shares and 2,443 preferred shares which are convertible within 60 days of October 28, 2009 into 433,546 shares of common stock, including common stock attributable to the dividend accrued since October 1, 2009. Trapeze Capital Corp., a Canadian investment dealer, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Capital Corp. is deemed to have beneficial ownership over 481,068 common shares and 565 preferred shares which are convertible within 60 days of October 28, 2009 into 100,267 shares of common stock, including common stock attributable to the dividends accrued since October 1, 2009. 1346049 Ontario Limited controls each of Trapeze Asset Management Inc. and Trapeze Capital Corp. and exercises sole voting and dispositive power over the shares held by each of Trapeze Asset Management Inc. and Trapeze Capital Corp. Randall Abramson controls 1346049 Ontario Limited and exercises sole voting and dispositive power over the shares held by Trapeze Asset Management Inc. and Trapeze Capital Corp. In addition, Randall Abramson owns 135,290 shares of common stock which are included in the total number of shares of common stock beneficially owned. Each of Trapeze Asset Management Inc., Trapeze Capital Corp., 1346049 Ontario Limited and Randall Abramson disclaims beneficial ownership over securities owned by the directors and officers of Trapeze Asset Management Inc. and Trapeze Capital Corp., except to the extent that shares are held in discretionary investment accounts managed by Trapeze Asset Management Inc. or Trapeze Capital Corp. Their address is 22 St. Clair Avenue East, 18th Floor, Toronto, ON M4T 253, Canada.

(13)

Sage Master Investments Ltd. (“Sage Master”), Sage Opportunity Fund (QP), L.P. (“Sage QP”), Sage Asset Management, L.P. (“Sage Asset Management”), Sage Asset Inc. (“Sage Asset”), Barry G. Haimes and Katherine R. Hensel have the power to vote and direct the disposition of 2,538,141 shares owned by Sage Master. Sage QP is the controlling shareholder of Sage Master, and Sage Asset Management is the investment manager of Sage Master. Sage Asset is the general partner of Sage Asset Management. Mr. Haimes is the controlling person of Sage Asset, and he owns an additional 51,000 shares personally. Ms. Hensel is a controlling person of Sage Asset. The address for Sage Master is c/o Appleby Corporate Services (Cayman) Ltd., Clifton House, 75 Fort Street, PO Box 1350, Grand Cayman KY1-1108, Cayman Islands.

(14)

Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG have the power to vote or direct the disposition of an aggregate of 2,555,049 shares owned by Barclays Global Investors, NA and Barclays Global Fund Advisors. The address of Barclays Global Investors, NA and Barclays Global Fund Advisors is 400 Howard Street, San Francisco, CA 94105.

(15)

Includes 2,194,086 shares of common stock issuable within 60 days of October 28, 2009 upon conversion of 10,005 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2009. D.E. Shaw & Co., L.P., as investment adviser, has voting and investment control over the shares owned by D.E. Shaw Laminar Portfolios, L.L.C. Julius Gaudio, Eric Wepsic, Maximilian Stone and Anne Dinning, or their designees, exercise voting and investment control over the shares on D.E. Shaw & Co., L.P.’s behalf. The address for each of the entities is 120 West 45 St., 39th Floor, New York, NY 10036.

(16)

Includes 630,484 shares of common stock issuable within 60 days of October 28, 2009 upon conversion of 2,875 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2009. Gage A. Pritchard, Sr., Trustee, has voting and dispositive power with regard to William Herbert Hunt Trust Estate. Its address is 1601 Elm St., Suite 3400, Dallas, TX 75201.

(17)

Includes 356,826 shares of common stock issuable within 60 days of October 28, 2009 upon conversion of 2,013 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2009. Nicholas Cappelleri, Director of Finance & Operations, has voting and dispositive power with regard to Kellogg Capital Group LLC. Its address is 55 Broadway, 4th Floor, New York, NY 10006.

(18)

Includes 356,826 shares of common stock issuable within 60 days of October 28, 2009 upon conversion of 2,013 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2009. Steven B. Katznelson, Manager Director of RGC Management Company, LLC, the manager of RG Capital Management, L.P., has voting and dispositive power with regard to Radcliffe SPC, Ltd. Its address is 3 Bala Plaza — East, Suite 501, Bala Cynwyd, PA 19004.

(19)

Includes 275,001 shares of common stock issuable within 60 days of October 28, 2009 upon conversion of 1,254 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2009. Interlachen Capital Group, LP, Trustee has voting and dispositive power with regard to Investcorp Interclachen Multi-Strategy Master Fund Limited. Its address is 800 Nicollet Mall, Suite 2500, Minneapolis, MN 55402.

(20)	Includes 516,802 shares currently issuable upon exercise of outstanding stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,325,002		$4.44	1,300,257	(1)
Equity compensation plans not approved by security holders
All Directors	25,000	(2)	$4.13	—
Individual Director	50,000	(3)	$4.00	—

Total	1,400,002		$4.42	1,300,257

(1)

The 1,300,257 shares available for future issuance are under the 2005 Long-Term Incentive Plan which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards.

(2)

During our March 2005 Board of Directors meeting, the directors approved our 2005 Directors’ Stock Option Plan. The purpose of the plan was to attract, retain and compensate highly qualified individuals who are not employees for service as members of the Board of Directors by providing them with competitive compensation and an ownership interest in our common stock. The plan became effective on April 1, 2005 and was terminated by the Board of Directors in December 2005 except for the grants that had already been made pursuant to such plan. At June 30, 2009, there were options outstanding exercisable into 25,000 shares under the Directors Stock Option Plan issued to Randall Boyd. Each of these options has an exercise price of $4.13 per share. The granted options vested on April 1, 2006 and expire on April 1, 2015.

(3)

Mr. Haddock, former board member, agreed to provide certain management and financial consulting services to us. In consideration for such services, we granted Mr. Haddock options to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share. Such options became exercisable six months from the grant date (the “Vest Date”) and expire ten years from the Vest Date, which is June 17, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Honey Hole Production

Pursuant to an agreement dated December 16, 2004, as amended, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (“Honey Hole Production”). As part of our sponsorship, we provided fishing and outdoor opportunities for children with cancer, children from abusive family situations and children of military veterans.  We were entitled to receive two thirty-second commercials during all broadcasts of the Honey Hole Production and received opening and closing credits on each episode.  Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and is a member of our Board of Directors.  Pursuant to an agreement dated as of December 5, 2007, as of December 31, 2008, we are no longer a Honey Hole Production sponsor.  For Fiscal 2009, we paid $75,000 for sponsorship of the Honey Hole Production.

Director Independence

The Board of Directors has determined that Messrs. Gaudin, Niemiec, Powell, Smith and Wehlmann have met the independence requirements of the NYSE Amex (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act and Mr. Pully has met the independence requirements of the NYSE Amex (formerly known as the American Stock Exchange).  Further, no family relationships exist between any of the directors or executive officers.  There are no members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee that are not independent.

Item 14.    Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates L.L.P. for the audit of Cano’s consolidated financial statements as of and for the years ended June 30, 2009 and 2008, and for other services normally provided in connection with statutory filings applicable to those periods. This table also reflects fees for other services.

	2009	2008
Audit Fees(1)	$524,516	$537,097
Audit-Related Fees(2)	12,652	1,771
Tax Fees(3)	—	7,347
All Other Fees	—	—
Total	$537,168	$546,215

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

CANO PETROLEUM, INC.

Date: October 28, 2009	By:	/s/ S. JEFFREY JOHNSON
S. Jeffrey Johnson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 28, 2009	By:	/s/ BENJAMIN DAITCH
Benjamin Daitch Senior Vice-President and Chief Financial Officer

Date: October 28, 2009	By:	/s/ MICHAEL J. RICKETTS
Michael J. Ricketts
Vice-President and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. JEFFREY JOHNSON	Chairman of the Board	October 28, 2009
S. Jeffrey Johnson

*	Director	October 28, 2009
Randall Boyd

*	Director	October 28, 2009
Robert L. Gaudin

*	Director	October 28, 2009
Donald W. Niemiec

*	Director	October 28, 2009
William O. Powell III

*	Director	October 28, 2009
Steven J. Pully

*	Director	October 28, 2009
Garrett Smith

*	Director	October 28, 2009
David W. Wehlmann

*              Signed by S. Jeffrey Johnson on behalf of those identified pursuant to his designation as attorney-in-fact by each on September 28, 2009.

INDEX TO EXHIBITS

Exhibit Number		Description

2.1

Agreement and Plan of Merger made as of the 26th day of May 2004, among Huron Ventures, Inc., Davenport Acquisition Corp., Davenport Field Unit Inc., the shareholders of Davenport Field Unit Inc., Cano Energy Corporation and Big Sky Management Ltd., incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2004.

2.2	+

Management Stock Pool Agreement dated May 28, 2004 among Huron Ventures Inc. and the Shareholders of Davenport Field Unit Inc., incorporated herein by reference to Exhibit 2.2 to the Amendment to the Company’s Current Report on Form 8-K/A filed with the SEC on August 11, 2004.

2.3	+

Investment Escrow Agreement dated May 28, 2004 among Cano Energy Corporation, Huron Ventures Inc. and Phillip A. Wylie, incorporated herein by reference to Exhibit 2.3 to the Amendment to the Company’s Current Report on Form 8-K/A filed with the SEC on August 11, 2004.

2.4

Stock Purchase Agreement dated June 30, 2004 between Cano Petroleum, Inc., as Buyer, and Jerry D. Downey and Karen S. Downey, as Sellers, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2004.

2.5

Purchase and Sale Agreement dated August 16, 2004 between Cano Energy Corporation and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2004.

2.6

Purchase and Sale Agreement dated September 2, 2004 between Nowata Oil Properties LLC and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2004.

2.7

Purchase and Sale Agreement dated February 6, 2005 between Square One Energy, Inc. and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2005.

2.8

Stock Purchase Agreement dated November 29, 2005 among Cano Petroleum, Inc., W. O. Energy of Nevada, Inc., Miles O’Loughlin and Scott White, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005. All schedules and exhibits have been omitted from this filing. A list of the schedules and exhibits is contained in the Stock Purchase Agreement, and the Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.

2.9

Asset Purchase and Sale Agreement dated April 25, 2006 among Myriad Resources Corporation, Westland Energy Company and PAMTEX, a Texas general partnership composed of PAMTEX GP1 Ltd. and PAMTEX GP2 Ltd., as Sellers, and Cano Petroleum, Inc. as Buyer, incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006. All schedules and exhibits, except for Schedule 1.1, have been omitted from this filing. A list of the schedules and exhibits is contained in the Asset Purchase and Sale Agreement, and the Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.

2.10

Purchase and Sale Agreement dated March 30, 2007 among UHC New Mexico Corporation, as Seller, Cano Petro of New Mexico, Inc., as Buyer, and Cano Petroleum, Inc., for Certain Limited Purposes, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2007. All schedules and exhibits, except for Schedule 1.1, have been omitted from this filing. A list of the schedules and exhibits is contained in the Purchase and Sale Agreement, and the Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.

2.11

Agreement for Purchase and Sale dated June 1, 2007 among Ladder Companies, Inc. and Tri-Flow, Inc., as Seller, and Anadarko Minerals, Inc., as Buyer, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2007. (All annexes and exhibits, except for Annexes I and II have been omitted from this filing. A list of annexes and exhibits is contained in the Agreement for Purchase and Sale, and the Company agrees to furnish a copy of the omitted annexes and exhibits to the SEC upon request).

2.12

Purchase and Sale Agreement dated September 5, 2008 among Cano Petroleum, Inc., as Seller, and Legacy Reserves Operating LP, as Buyer, and Pantwist, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. All schedules and exhibits have been omitted from this filing. A list of the schedules and exhibits is contained in the Purchase and Sale Agreement, and the Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.

2.13

First Amendment dated September 30, 2008 to the Purchase and Sale Agreement among Cano Petroleum, Inc., as Seller, and Legacy Reserves Operating LP, as Buyer, and Pantwist, LLC, as the Company, dated September 5, 2008, incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008. All exhibits have been omitted from this filing. A list of the exhibits is contained in the First Amendment, and the Company agrees to furnish a copy of the omitted exhibits to the SEC upon request.

3.1

Certificate of Incorporation of Huron Ventures, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 SB (File No. 000-50386) filed with the SEC on September 4, 2003.

3.2

Certificate of Ownership of Huron Ventures, Inc. and Cano Petroleum, Inc., amending the Company’s Certificate of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 23, 2004.

3.3

Certificate of Amendment to Certificate of Incorporation of Cano Petroleum, Inc., incorporated herein by reference to Exhibit 3.8 to the Company’s Post-Effective Amendment No. 2 on Form S-1 filed with the SEC on January 23, 2007.

3.4	First Amended and Restated Bylaws of Cano Petroleum, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.

3.5	Amendment to Amended and Restated Bylaws, dated October 20, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2008.

3.6

Second Amended and Restated By-Laws of Cano Petroleum, Inc. dated May 7, 2009, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2009.

3.7	Certificate of Designation for Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2004.

3.8		Certificate of Designation for Series C Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2004.

3.9		Certificate of Designation for Series D Convertible Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006.

4.1

Registration Rights Agreement dated August 25, 2006 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 4.1 to the Amendment to the Company’s Current Report on Form 8-K/A filed with the SEC on August 31, 2006.

4.2

Registration Rights Agreement dated November 2, 2007 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2007.

4.3		Form of Common Stock certificate, incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 (No. 333-148053) filed with the SEC on December 13, 2007.

4.4

Designation for Series A Convertible Preferred Stock, included in the Certificate of Incorporation of Huron Ventures, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form 10 SB (File No. 000-50386) filed with the SEC on September 4, 2003.

4.5		Certificate of Designation for Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2004.

4.6		Certificate of Designation for Series C Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2004.

4.7		Certificate of Designation for Series D Convertible Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006.

10.1	+

Stock Option Agreement dated December 16, 2004 between Cano Petroleum, Inc. and Gerald W. Haddock, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2004.

10.2	+	2005 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2005.

10.3

$100,000,000 Credit Agreement dated November 29, 2005 among Cano Petroleum, Inc., as Borrower, The Lenders Party Thereto From Time to Time, as Lenders, and Union Bank of California, N.A., as Administrative Agent and as issuing Lender, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005.

10.4

Guaranty Agreement dated November 29, 2005 among Ladder Companies, Inc., Square One Energy, Inc., W.O. Energy of Nevada, Inc., W.O. Energy, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd. in favor of Union Bank of California, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005.

10.5

Escrow Agreement dated November 29, 2005 among Cano Petroleum, Inc., Miles O’Loughlin, Scott White and The Bank of New York Trust Company, N.A., as Escrow Agent, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005.

10.6

Amended and Restated Escrow Agreement dated June 18, 2007 among Cano Petroleum, Inc., the Estate of Miles O’Loughlin and Scott White, and The Bank of New York Trust Company, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2007.

10.7

Pledge Agreement dated November 29, 2005 among Cano Petroleum, Inc., W. O. Energy of Nevada, Inc. and WO Energy, Inc. in favor of Union Bank of California, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated on December 5, 2005.

10.8

Security Agreement dated November 29, 2005 among Cano Petroleum, Inc., Ladder Companies Inc., Square One Energy, Inc., W. O. Energy of Nevada, Inc., WO Energy, Inc., W. O. Operating Company, Ltd. and W. O. Production Company, Ltd., in favor of Union Bank of California N.A., as Collateral Trustee, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005.

10.9	+

Cano Petroleum, Inc. 2005 Long-Term Incentive Plan dated December 7, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

10.10	+

Form of Non-Qualified Stock Option Agreement under the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2005.

10.11	+

Employment Agreement dated effective January 1, 2006 between Cano Petroleum, Inc. and S. Jeffrey Johnson, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2006.

10.12

Amendment No. 1 dated February 24, 2006 to the $100,000,000 Credit Agreement dated November 29, 2005 among Cano Petroleum, Inc., as Borrower, The Lenders Party Thereto From Time to Time as Lenders and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2006.

10.13

Amendment No. 2, Assignment and Agreement dated April 28, 2006 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Pantwist, LLC, Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Assignee, and Natexis Banques Populaires, as a Lender and as the Assignor, incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.

10.14

Supplement No. 1 dated April 28, 2006 to the Pledge Agreement dated November 29, 2005, by Cano Petroleum, Inc., W.O. Energy of Nevada, Inc. and WO Energy, Inc. in favor of Union Bank of California, N.A., as Collateral Trustee, incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.

10.15

Amendment No. 3 to Credit Agreement among Cano Petroleum, Inc., a Borrower, Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc. Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natexis Banques Populaires dated May 12, 2006 and effective as of March 31, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2006.

10.16	+	Employment Agreement of Morris B. Smith effective June 1, 2006, incorporated herein by reference to Exhibit 10.1 on Current Report on Form 8-K filed with the SEC on June 6, 2006.

10.17	+

Employee Restricted Stock Award Agreement of Morris B. Smith effective June 1, 2006, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2006.

10.18	+	Employment Agreement of Patrick M. McKinney effective June 1, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2006.

10.19	+

First Amendment to Employment Agreement of Patrick M. McKinney dated November 9, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2006.

10.20	+

Restricted Stock Award Agreement of Patrick M. McKinney dated June 1, 2006, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2006.

10.21

Amendment No. 4 to Credit Agreement among Cano Petroleum, Inc., as Borrower, Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natexis Banques Populaires dated June 30, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006.

10.22	+	Employment Agreement of Michael J. Ricketts effective July 1, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2006.

10.23	+

Employee Restricted Stock Award Agreement of Morris B Smith dated August 11, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2006.

10.24

Securities Purchase Agreement dated August 25, 2006 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 10.1 to the Amendment to the Company’s Current Report on Form 8-K/A filed with the SEC on August 31, 2006.

10.25	+

Amendment No. 1 to the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan dated December 28, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

10.26	+

Nonqualified Stock Option Agreement dated December 28, 2006 between Cano Petroleum, Inc. and S. Jeffrey Johnson, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

10.27	+

Nonqualified Stock Option Agreement dated December 28, 2006 between Cano Petroleum, Inc. and Morris B. Smith, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

10.28	+

Nonqualified Stock Option Agreement dated December 28, 2006 between Cano Petroleum, Inc. and Patrick M. McKinney, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

10.29	+

Nonqualified Stock Option Agreement dated December 28, 2006 between Cano Petroleum, Inc. and James K. Teringo, Jr., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

10.30	+	Nonqualified Stock Option Agreement dated December 28, 2006 between Cano Petroleum, Inc. and

Michael J. Ricketts, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

10.31	+

Nonqualified Stock Option Agreement dated December 28, 2006 between Cano Petroleum, Inc. and Gerald Haddock, incorporated herein by reference to Exhibit 10.75 to the Company’s Post-Effective Amendment No. 2 on Form S-1 (File No. 333-126167) filed with the SEC on January 23, 2007.

10.32	+

Nonqualified Stock Option Agreement of Donnie Dale Dent dated December 28, 2006, incorporated herein by reference to Exhibit 10.76 to the Company’s Post-Effective Amendment No. 2 on Form S-1 (File No. 333-126167) filed with the SEC on January 23, 2007.

10.33	+

Nonqualified Stock Option Agreement of Randall C. Boyd dated December 28, 2006, incorporated herein by reference to Exhibit 10.77 to the Company’s Post-Effective Amendment No. 2 on Form S-1 (File No. 333-126167) filed with the SEC on January 23, 2007.

10.34	+

Nonqualified Stock Option Agreement of James Dale Underwood dated December 28, 2006, incorporated herein by reference to Exhibit 10.78 to the Company’s Post-Effective Amendment No. 2 on Form S-1 (File No. 333-126167) filed with the SEC on January 23, 2007.

10.35	+

Nonqualified Stock Option Agreement of Patrick W. Tolbert dated December 28, 2006, incorporated herein by reference to Exhibit 10.79 to the Company’s Post-Effective Amendment No. 2 on Form S-1 (File No. 333-126167) filed with the SEC on January 23, 2007.

10.36	+

Nonqualified Stock Option Agreement of Dennis McCuistion dated December 28, 2006, incorporated herein by reference to Exhibit 10.80 to the Company’s Post-Effective Amendment No. 2 on Form S-1 (File No. 333-126167) filed with the SEC on January 23, 2007.

10.37

Amendment No. 5 and Agreement dated March 6, 2007 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2007.

10.38

Supplement No. 2 dated March 6, 2007 to the Security Agreement dated November 29, 2005 by Cano Petro of New Mexico, Inc. in favor of Union Bank of California, as Collateral Trustee, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2007.

10.39

Supplement No. 2 dated March 6, 2007 to the Guaranty Agreement dated November 29, 2005 by Cano Petro of New Mexico, Inc. in favor of Union Bank of California, as Administrative Agent, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2007.

10.40

Supplement No. 2 dated March 6, 2007 to the Pledge Agreement dated November 29, 2005 by Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., and WO Energy, Inc. in favor of Union Bank of California, as Collateral Trustee, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2007.

10.41

Assignment and Agreement dated March 7, 2007 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2007.

10.42	+

Nonqualified Stock Option Agreement of William O. Powell III dated April 4, 2007, incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2007.

10.43	+

Nonqualified Stock Option Agreement of Robert L. Gaudin dated April 4, 2007, incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2007.

10.44	+

Nonqualified Stock Option Agreement of Donald W. Niemiec dated April 4, 2007, incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2007.

10.45

Settlement Agreement and Release dated February 9, 2007 among Mid-Continent Casualty Company, Cano Petroleum, Inc., W.O. Energy of Nevada, Inc., W.O. Operating Company, Ltd., W.O. Energy, Inc., Ladder Energy Companies, Inc., and Square One Energy, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 on Form S-3 (File No. 333-138003) filed with the SEC on April 9, 2007.

10.46	+

Separation Agreement, General Release and Covenant Not to Sue dated May 22, 2007 between Cano Petroleum, Inc. and James K. Teringo, Jr., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007.

10.47	+

Form of Restricted Stock Award under the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2007.

10.48	+

Form of Nonqualified Stock Option Agreement under the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2007.

10.49	+

First Amendment to Employment Agreement of Morris B. Smith dated June 29, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2007.

10.50	+

Second Amendment to Employment Agreement of Patrick M. McKinney dated June 29, 2007, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2007.

10.51	+

First Amendment to Employment Agreement of Michael J. Ricketts dated June 29, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2007.

10.52	+

Form of the First Amendment to the Cano Petroleum, Inc. Employee Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.53	+

Form of Restricted Stock Award under the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.54

Amendment No. 6 dated August 13, 2007 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated herein by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.55

First Amendment to the Security Agreement dated July 9, 2007, among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist,  LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd. and Union Bank of California, N.A., as Senior Agent, incorporated herein by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.56

First Amendment to the Pledge Agreement dated July 9, 2007, among Cano Petroleum, Inc., W.O. Energy of Nevada, Inc. and WO Energy, Inc. and Union Bank of California, N.A., as Senior Agent, incorporated herein by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.57	+	Audit Committee Chairman Compensation (June 2007), incorporated herein by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.58

Summary of Acceleration of Vesting and Extension of Exercise Period for Stock Options for Resigning Directors (June 2007), incorporated herein by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.59	+

First Amendment dated June 28, 2007 to the Cano Petroleum, Inc. Nonqualified Stock Option Agreement of James Dale Underwood dated December 13, 2005 incorporated herein by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.60	+

First Amendment dated June 28, 2007 to the Cano Petroleum, Inc. Nonqualified Stock Option Agreement of James Underwood dated December 28, 2006, incorporated herein by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2007.

10.61

Amendment No. 7 and Agreement dated September 7, 2007 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender, and Natixis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2007.

10.62

Securities Purchase Agreement dated November 2, 2007 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2007.

10.63

Sponsorship Agreement dated December 16, 2004 between R.C. Boyd Enterprises, LLC and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.

10.64

First Amendment dated August 17, 2005 to Sponsorship Agreement between R.C. Boyd Enterprises, LLC and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.

10.65

Second Amendment to the Sponsorship Agreement between R.C. Boyd Enterprises, LLC and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.

10.66		Sponsorship Agreement dated December 5, 2007 between Cano Petroleum, Inc. and R.C. Boyd Enterprises, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration

Statement on Form S-3 (File No. 333-148053) filed with the SEC on December 13, 2007.

10.67

Amendment No. 8 and Agreement dated January 16, 2008 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy,  Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender and Natixis, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008.

10.68	+

First Amendment dated January 2, 2008 to the Cano Petroleum, Inc. Nonqualified Stock Option Agreement of Donnie Dale Dent dated December 13, 2005, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008.

10.69	+

First Amendment dated January 2, 2008 to the Cano Petroleum, Inc. Nonqualified Stock Option Agreement of Donnie Dale Dent dated December 28, 2006, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008.

10.70	+	Board of Directors compensation effective January 1, 2008, incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 8, 2008.

10.71	+	2008 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008.

10.72	+	Summary of 2008 Cash Incentive Awards, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008.

10.73	+

Summary of Acceleration of Vesting and Extension of Exercise Period for Resigning Directors (February 14, 2008), incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

10.74

$25,000,000 Subordinated Credit Agreement dated March 17, 2008 among Cano Petroleum, Inc. as Borrower, the Lenders Party Hereto from Time to Time as Lenders, and UnionBanCal Equities, Inc. as Administrative Agent, incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

10.75

Subordinated Security Agreement dated March 17, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent, incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

10.76

Subordinated Pledge Agreement dated March 17, 2008 among Cano Petroleum, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc. and UnionBanCal Equities, Inc. as Administrative Agent, incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

10.77

Subordinated Guaranty Agreement dated March 17, 2008 by Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., and W.O. Production Company, Ltd., in favor of UnionBanCal Equities, Inc. as Administrative Agent, incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

10.78

Amendment No. 9 and Agreement dated March 17, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada,  Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis, incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

10.79

Consent Agreement dated February 21, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis, incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

10.80	+

First Amendment dated May 31, 2008 to Employment Agreement of S. Jeffrey Johnson dated January 1, 2006, incorporated herein by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.81	+

Second Amendment dated May 31, 2008 to Employment Agreement of Morris B. Smith dated June 29, 2007, as amended, incorporated herein by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.82	+

Third Amendment dated May 31, 2008 to Employment Agreement of Patrick M. McKinney dated June 29, 2007, as amended, incorporated herein by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.83	+

Fourth Amendment dated May 31, 2008 to Employment Agreement of Michael J. Ricketts dated May 28, 2004, as amended, incorporated herein by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.84	+	Employment Agreement of Phillip Feiner dated May 31, 2008, incorporated herein by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.85	+	Employment Agreement of Benjamin Daitch dated June 23, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2008.

10.86	+	Restricted Stock Agreement of Benjamin Daitch dated June 23, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2008.

10.87

Amendment No. 10 dated June 10, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis, incorporated herein by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.88

Consent and Amendment No. 11 dated June 27, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis, incorporated herein by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.89

Amendment No. 12 and Agreement dated effective June 30, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., Union Bank of California, N.A. and Natixis, incorporated herein by reference to

Exhibit 10.93 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.90

Consent and Amendment No. 1 dated June 27, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent, incorporated herein by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.91

Amendment No. 2 dated effective June 30, 2008 among Cano Petroleum, Inc., Ladder Companies, Inc., Square One Energy, Inc., WO Energy, Inc., W.O. Energy of Nevada, Inc., Cano Petro of New Mexico, Inc., Pantwist, LLC, W.O. Operating Company, Ltd., W.O. Production Company, Ltd., and UnionBanCal Equities, Inc. as Administrative Agent, incorporated herein by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2008.

10.92

Diamond Shamrock Refining Company, L.P. Crude Oil Purchase Contract dated August 6, 2001 between W.O. Operating Company, Ltd. and Diamond Shamrock Refining Company, L.P. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.96 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.93

Amendment 11 to Valero # 01-0838 dated June 12, 2006 between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.97 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.94

Amendment 12 to Valero # 01-0838 dated August 23, 2006 between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company, incorporated herein by reference to Exhibit 10.98 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.95

Amendment 13 to Valero # 01-0838 dated August 31, 2007 between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.99 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.96

Amendment 14 to Valero # 01-0838 dated January 25, 2008 between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.100 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.97

Amendment 15 to Valero # 01-0838 dated August 1, 2008 between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.101 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.98

Amendment 16 to Valero # 01-0838 dated April 3, 2009 between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company, incorporated herein by reference to Exhibit 10.102 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.99

Amendment 17 to Valero # 01-0838 dated May 1, 2009 between W.O. Operating Company, Ltd. and Valero Marketing and Supply Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.103 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.100

Gas Purchase Agreement dated April 1, 2007 between Eagle Rock Field Services, L.P. and W.O. Operating Company, Ltd. and Pantwist, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.104 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.101

Letter Agreement dated March 25, 2009 Regarding Gas Purchase Agreement dated April 1, 2007 Eagle Rock Contract (#50038 Schafer) between Eagle Rock Energy Partners and W.O. Operating Company, Ltd. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.105 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.102

Letter Agreement dated April 30, 2009 Regarding Gas Purchase Agreement dated April 1, 2007 Eagle Rock Contract (#50038 Schafer) between Eagle Rock Energy Partners and W.O. Operating Company, Ltd., incorporated herein by reference to Exhibit 10.106 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009

10.103

Summary of Oral Agreement for the Purchase of Crude Oil, between Ladder Energy Companies, Inc. and Coffeyville Resources Refinery and Marketing, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.107 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.104

Letter Agreement Regarding Crude Oil Purchase Agreement for Ladder Energy Operated Leases, dated January 15, 2009 between Ladder Energy Companies, Inc. and Coffeyville Resources Refinery and Marketing, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.108 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 6, 2009.

10.105

Letter Agreement Regarding Crude Oil Purchase Agreement for Ladder Energy Operated Leases, dated February 11, 2009 between Ladder Energy Companies, Inc. and Coffeyville Resources Refinery and Marketing, LLC (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.109 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.106

Letter Regarding Gas Purchase Contract No. PAM058500*, Panhandle Area, dated May 21, 2009 between W.O. Operating Company, Ltd. and DCP Midstream, incorporated herein by reference to Exhibit 10.113 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.107

Letter Regarding Gas Purchase Contract No. BOR066300A, Panhandle Area, dated May 21, 2009 between W.O. Operating Company, Ltd. and DCP Midstream, incorporated herein by reference to Exhibit 10.114 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.108

Letter Regarding Gas Purchase Contract No. BOR067500B, Panhandle Area, dated May 21, 2009 between W.O. Operating Company, Ltd. and DCP Midstream, incorporated herein by reference to Exhibit 10.115 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.109

Letter Regarding Gas Purchase Contract No. BOR118000R, Panhandle Area, dated May 21, 2009 between W.O. Operating Company, Ltd. and DCP Midstream, incorporated herein by reference to Exhibit 10.116 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.110

Letter Regarding Gas Purchase Contract No. BOR118100*, Panhandle Area, dated May 21, 2009 between W.O. Operating Company, Ltd. and DCP Midstream, incorporated herein by reference to Exhibit 10.117 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.111

Letter Regarding Gas Purchase Contract No. BOR134200R, Panhandle Area, dated May 21, 2009 between W.O. Operating Company, Ltd. and DCP Midstream, incorporated herein by reference to Exhibit 10.118 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.112

Crude Oil Purchase Agreement Sunoco Reference No. 502606 dated February 1, 2000 between Sunoco, Inc. and Ladder Energy Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.119 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.113

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 502606 dated September 2, 2005 between Sunoco Partners Marketing & Terminals L.P. and Ladder Energy Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.120 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.114

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 502606 dated September 26, 2006 between Sunoco Partners Marketing & Terminals L.P. and Ladder Energy Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.121 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.115

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 502606 dated September 11, 2008 between Sunoco Partners Marketing & Terminals L.P. and Ladder Energy Company (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.122 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.116

Crude Oil Purchase Agreement Sunoco Reference No. 521329 dated March 1, 2004 between Sunoco Partners Marketing & Terminals L.P. and Square One Energy (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.123 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.117

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 521329 dated December 4, 2006 between Sunoco Partners Marketing & Terminals L.P. and Square One Energy, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.124 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.118

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 521329 dated February 16, 2009 between Sunoco Partners Marketing & Terminals L.P. and Square One Energy, Inc. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.125 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.119

Letter of Amendment to the Crude Oil Purchase Agreement Sunoco Reference No. 521329 dated April 2, 2009 between Sunoco Partners Marketing & Terminals L.P. and Square One Energy (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC), incorporated herein by reference to Exhibit 10.126 to Amendment No. 2 to the Company’s Annual Report on Form 10 K/A filed with the SEC on July 6, 2009.

10.120	+	Summary of 2009 Cash Incentive Awards, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008.

10.121	+

Consulting Agreement dated October 1, 2008 between Cano Petroleum, Inc. and Morris B. Smith, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008.

10.122	+

Amendment to Employment Agreement of Phillip Feiner dated September 8, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008.

10.123

Letter Agreement Regarding Payment of Prepayment Premium dated September 30, 2008 between Unionbancal Equities, Inc. and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008.

10.124

Consent and Amendment No. 13 dated September 30, 2008 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., Pantwist, LLC, Cano Petro of New Mexico, Inc., W.O. Operating Company, Ltd. and W.O. Production Company, Ltd., Union Bank of California, N.A., as Administrative Agent, Issuing Lender and Lender and Natixis, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008.

10.125

Letter Agreement dated November 19, 2008 between Union Bank of California, NA and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on November 20, 2008.

10.126

Letter Agreement dated November 19, 2008 between Unionbancal Equities, Inc. and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the SEC on November 20, 2008.

10.127

Temporary Waiver of Benefits dated October 28, 2008 between S. Jeffrey Johnson and Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

10.128	+

First Amendment to the Cano Petroleum, Inc. 2008 Annual Incentive Plan dated October 20, 2008, incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.129

$120,000,000 Amended and Restated Credit Agreement dated December 17, 2008 among Cano Petroleum, Inc. as Borrower, The Lenders Party Thereto From Time to Time as Lenders, and Union Bank of California, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.130

$25,000,000 Subordinated Credit Agreement dated December 17, 2008 among Cano Petroleum, Inc. as Borrower, The Lenders Party Thereto From Time to Time as Lenders, and UnionBanCal Equities, Inc. as Administrative Agent and as Issuing Lender, incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.131

Amended and Restated Guaranty Agreement dated December 17, 2008 by Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. in favor of Union Bank of California, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.132

Subordinated Guaranty Agreement dated December 17, 2008 by Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., WO Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. in favor of UnionBanCal Equities, Inc. as Administrative Agent, incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.133

Amended and Restated Pledge Agreement dated December 17, 2008 among Cano Petroleum, Inc., WO Energy, Inc. and W.O. Energy of Nevada, Inc. and Union Bank of California, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.134

Subordinated Pledge Agreement dated December 17, 2008 among Cano Petroleum, Inc., W.O. Energy, Inc. and W.O. Energy of Nevada, Inc. and UnionBanCal Equities, Inc., as Administrative Agent, incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.135

Amended and Restated Security Agreement dated December 17, 2008 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., W.O. Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. and Union Bank of California, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.136

Subordinated Security Agreement dated December 17, 2008 among Cano Petroleum, Inc., Square One Energy, Inc., Ladder Companies, Inc., W.O. Energy of Nevada, Inc., W.O. Energy, Inc., W.O. Operating Company, Ltd., W.O. Production Company, Ltd. and Cano Petro of New Mexico, Inc. and UnionBanCal Equities, Inc., as Administrative Agent, incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.137	+

Second Amendment to Employment Agreement dated December 31, 2008 between Cano Petroleum, Inc. and S. Jeffrey Johnson, incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.138	+

First Amendment to Employment Agreement dated December 31, 2008 between Cano Petroleum, Inc. and Ben Daitch, incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.139	+

Fourth Amendment to Employment Agreement dated December 31, 2008 between Cano Petroleum, Inc. and Patrick M. McKinney, incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.140	+

Fifth Amendment to Employment Agreement dated December 31, 2008 between Cano Petroleum, Inc. and Michael J. Ricketts, incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

10.141	+

Second Amendment to Employment Agreement dated December 31, 2008 between Cano Petroleum, Inc. and Phillip Feiner, incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2009.

12.1	*	Ratio of Earnings to Fixed Charges.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of Hein & Associates LLP.

23.2	*	Consent of Miller & Lents, Ltd., Independent Petroleum Engineers.

23.3	*	Consent of Forrest A. Garb & Associates, Inc., Independent Petroleum Engineers.

24.1	*	Power of Attorney (included on the signature page hereto).

31.1	**	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*

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

*	Previously filed on September 28, 2009 as an exhibit to our original Annual Report on Form 10-K.

**	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.