Form 10-Q
period 2009-12-31
CANO PETROLEUM, INC
filed 2010-02-12
CIK 1253710

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32496

CANO PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0635673 (I.R.S. Employer Identification Number)
801 Cherry St., Suite 3200 Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)
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

        The number of shares outstanding of the registrant's common stock, par value $.0001 per share, as of February 12, 2010 was 45,570,147 shares.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In Thousands, Except Shares and Per Share Amounts	December 31, 2009	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$511	$392
Accounts receivable	2,303	2,999
Derivative assets	2,976	4,955
Inventory and other current assets	1,465	810

Total current assets	7,255	9,156

Oil and gas properties, successful efforts method	293,124	288,857
Less accumulated depletion and depreciation	(42,776)	(40,208)

Net oil and gas properties	250,348	248,649

Fixed assets and other, net	2,838	3,240
Derivative assets	654	2,882
Goodwill	101	101

TOTAL ASSETS	$261,196	$264,028

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,427	$4,434
Accrued liabilities	1,888	2,003
Deferred tax liabilities	807	1,431
Oil and gas sales payable	780	702
Derivative liabilities	199	159
Current portion of long-term debt (Note 3)	66,700	—
Current portion of asset retirement obligations	90	86

Total current liabilities	74,891	8,815
Long-term liabilities
Long-term debt	—	55,700
Asset retirement obligations	2,950	2,818
Derivative liabilities	3,723	—
Deferred tax liabilities	17,412	22,831

Total liabilities	98,976	90,164

Temporary equity
Series D convertible preferred stock and cumulative paid-in-kind dividends; no par value, stated value $1,000 per share; 49,116 shares authorized; 23,849 issued at December 31, 2009 and June 30, 2009, respectively; liquidation preference at December 31, 2009 and June 30, 2009 of $27,544 and $26,987, respectively	25,961	25,405

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,273,224 and 45,570,147 shares issued and outstanding, respectively, at December 31, 2009; and 47,297,910 and 45,594,833 shares issued and outstanding, respectively, at June 30, 2009	5	5
Additional paid-in capital	190,211	189,526
Accumulated deficit	(53,260)	(40,375)
Treasury stock, at cost; 1,703,077 shares held in escrow at December 31, 2009 and June 30, 2009, respectively	(697)	(697)

Total stockholders' equity	136,259	148,459

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$261,196	$264,028

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
In Thousands, Except Per Share Data	2009	2008	2009	2008
Operating Revenues:
Crude oil sales	$4,713	$3,685	$9,144	$11,803
Natural gas sales	1,430	1,112	2,263	3,846
Other revenue	—	79	—	159

Total operating revenues	6,143	4,876	11,407	15,808

Operating Expenses:
Lease operating	3,927	4,774	8,343	9,843
Production and ad valorem taxes	528	426	995	1,479
General and administrative	2,875	9,544	6,448	14,404
Exploration expense (Note 11)	5,024	—	5,024	—
Impairment of long-lived assets (Note 12)	283	22,398	283	22,398
Depletion and depreciation	1,260	1,361	2,522	2,572
Accretion of discount on asset retirement obligations	69	76	136	150

Total operating expenses	13,966	38,579	23,751	50,846

Loss from operations	(7,823)	(33,703)	(12,344)	(35,038)
Other income (expense):
Interest expense and other	(297)	(119)	(456)	(254)
Impairment of goodwill	—	(685)	—	(685)
Gain (loss) on derivatives	(4,727)	21,298	(5,239)	44,994

Total other income (expense)	(5,024)	20,494	(5,695)	44,055

Income (loss) from continuing operations before income taxes	(12,847)	(13,209)	(18,039)	9,017
Deferred income tax benefit (expense)	4,413	4,581	6,044	(4,038)

Income (loss) from continuing operations	(8,434)	(8,628)	(11,995)	4,979
Income from discontinued operations, net of related taxes of	—	12,246	—	11,393

Net income (loss)	(8,434)	3,618	(11,995)	16,372
Preferred stock dividend	(420)	(855)	(890)	(1,791)
Preferred stock repurchased for less than carrying amount	—	10,890	—	10,890

Net income (loss) applicable to common stock	$(8,854)	$13,653	$(12,885)	$25,471

Net income (loss) per share—basic
Continuing operations	$(0.19)	$0.03	$(0.28)	$0.30
Discontinued operations	—	0.27	—	0.25

Net income (loss) per share—basic	$(0.19)	$0.30	$(0.28)	$0.55

Net income (loss) per share—diluted
Continuing operations	$(0.19)	$0.04	$(0.28)	$0.29
Discontinued operations	—	0.23	—	0.21

Net income (loss) per share—diluted	$(0.19)	$0.27	$(0.28)	$0.50

Weighted average common shares outstanding
Basic	45,570	46,079	45,570	46,155

Diluted	45,570	53,932	45,570	54,518

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

JULY 1, 2009 THROUGH DECEMBER 31, 2009

(Unaudited)

	Common Stock				Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit			Total Stockholders' Equity
Dollar Amounts in Thousands	Shares	Amount			Shares	Amount
Balance at July 1, 2009	47,297,910	$5	$189,526	$(40,375)	1,703,077	$(697)	$148,459
Forfeiture and surrender of restricted stock	(24,686)	—	(28)	—	—	—	(28)
Stock-based compensation expense	—	—	713	—	—	—	713
Preferred stock dividend	—	—	—	(890)	—	—	(890)
Net loss	—	—	—	(11,995)	—	—	(11,995)

Balance at December 31, 2009	47,273,224	$5	$190,211	$(53,260)	1,703,077	$(697)	$136,259

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
In Thousands	2009	2008
Cash flow from operating activities:
Net income (loss)	$(11,995)	$16,372
Adjustments needed to reconcile net income (loss) to net cash used in operations:
Unrealized loss (gain) on derivatives	8,160	(43,180)
Gain on sale of oil and gas properties	—	(19,309)
Accretion of discount on asset retirement obligations	136	153
Depletion and depreciation	2,522	2,587
Exploration expense	5,024
Impairment of long-lived assets	283	25,914
Impairment of goodwill	—	685
Stock-based compensation expense	713	1,761
Deferred income tax expense (benefit)	(6,044)	10,567
Amortization of debt issuance costs and prepaid expenses	863	713
Changes in assets and liabilities relating to operations:
Accounts receivable	782	2,578
Derivative assets	(277)	1,882
Inventory and other current assets and liabilities	(1,233)	(1,216)
Accounts payable	316	(721)
Accrued liabilities	(141)	(1,554)
Derivative liability	—	(373)

Net cash used in operations	(891)	(3,141)

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(9,607)	(35,982)
Proceeds from sale of oil and gas properties	—	40,667

Net cash provided by (used in) investing activities	(9,607)	4,685

Cash flow from financing activities:
Repayments of long-term debt	—	(73,500)
Borrowings of long-term debt	11,000	30,000
Payments for debt issuance costs	—	(916)
Proceeds from issuance of common stock, net	—	53,908
Repurchases of preferred stock		(10,377)
Payment of preferred stock dividend	(383)	(762)

Net cash provided by (used in) financing activities	10,617	(1,647)

Net increase in cash and cash equivalents	119	(103)
Cash and cash equivalents at beginning of period	392	771

Cash and cash equivalents at end of period	$511	$668

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$557	$1,029
Preferred stock repurchased for less than carrying amount	$—	$10,890
Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$1,445	$815

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND USE OF ESTIMATES

Consolidation and Use of Estimates

        The interim consolidated financial statements are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part, but not limited to, the volatility in prices for crude oil and natural gas, future prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of events, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Cano Petroleum, Inc. and its wholly-owned subsidiaries ("Cano"). Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The computation of stock-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. The computation of mark-to-market valuation of our commodity derivatives includes the observability of quoted market prices and an assessment of potential non-performance of the counterparties. It is possible these estimates could be revised in the near term, and these revisions could be material.

        Significant assumptions are required in the valuation of proved crude oil and natural gas reserves, which may affect the amount at which crude oil and natural gas properties are recorded. Our estimates of proved reserves materially impact depletion expense. If proved reserves decline, then the rate at which we record depletion expense increases. A decline in estimated proved reserves could result from lower prices, adverse operating results, mechanical problems at our wells and catastrophic events such as fires, hurricanes and floods. Lower prices also may make it uneconomical to drill wells or produce from fields with high operating costs. In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment. Our proved reserves estimates are based upon many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of crude oil and natural gas actually produced.

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards CodificationTM ("ASC") and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental GAAP. The ASC did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND USE OF ESTIMATES (Continued)

became effective for us on July 1, 2009. This standard did not have an impact on our financial position, results of operations or cash flows. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been conformed to the appropriate section of the ASC.

        In December 2007, the FASB issued ASC 805 (formerly Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations). Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We adopted ASC 805 on July 1, 2009.

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

        In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133). ASC 815 expands the required disclosures to discuss the uses of derivative instruments; the accounting for derivative instruments and related hedged items under ASC 815, and how derivative instruments and related hedged items affect the company's financial position, financial performance and cash flows. We adopted ASC 815 on July 1, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

        In June 2008, the FASB issued ASC 260 (formerly EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the calculation of earnings per share under the two-class method. Under ASC 260, share-based payment awards that contain nonforfeitable rights to dividends are "participating securities", and therefore should be included in computing earnings per share using the two-class method. ASC 260 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 260 on July 1, 2009. The effect of adopting ASC 260 increased the number of shares used to compute our earnings per share; however, the adoption of ASC 260 did not have a material impact on our financial position, results of operations or cash flows.

        In December 2008, the FASB issued ASC 815 (formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock). ASC 815 affects companies that have provisions in their securities purchase agreements that provide for the reset of the current

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND USE OF ESTIMATES (Continued)

conversion price based upon new issuances by companies at prices below certain thresholds. Securities purchase agreements with such provisions will require the embedded derivative instrument to be bifurcated and separately accounted for as a derivative. Subject to certain exceptions, our preferred stock provides for resetting the conversion price if we issue new common stock below $5.75 per share. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 815 on July 1, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows as the reset conversion provision did not meet the definition of a derivative since it was not readily net-cash settled.

        In December 2008, the Securities and Exchange Commission (SEC) issued the final rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies lead to reliable conclusions about reserve quantities. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements specify for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. We are not required to conform to these SEC requirements until we file our annual report for our fiscal year ending June 30, 2010. The effect of adopting the SEC rule has not been determined; however, it is not expected to have a material impact on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but prior to the issuance of financial statements. Specifically, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted ASC 855 on June 30, 2009 and considered subsequent events through February 12, 2010. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

2. PENDING MERGER WITH RESACA

        On September 29, 2009, the boards of directors of Cano and Resaca Exploitation, Inc. ("Resaca") approved an Agreement and Plan of Merger (the "Merger Agreement") by and among Cano, Resaca and Resaca Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Resaca ("Merger Sub"), pursuant to which Merger Sub will be merged with and into Cano (the "Merger") and Cano will become a wholly-owned subsidiary of Resaca. Closing is anticipated before the end of March 2010; however, it is possible that factors outside of either company's control could require us to complete the Merger at a later time or not to complete it at all.

        Under the terms of the proposed Merger, each share of Cano common stock will be converted into the right to receive 2.10 shares of common stock of Resaca (or 0.42 shares of Resaca common

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. PENDING MERGER WITH RESACA (Continued)

stock if the proposed one-for-five reverse stock split is approved by the Resaca shareholders prior to the Merger) and each share of Cano Series D Convertible Preferred Stock (the "Preferred Stock") will be converted into the right to receive one share of Resaca Series A Convertible Preferred Stock. The Merger is intended to be a tax-free transaction to the Resaca shareholders and to the Cano stockholders to the extent the Cano common stockholders receive Resaca common stock and the Cano preferred stockholders receive Resaca preferred stock in the Merger.

        Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval of the holders of the common stock and preferred stock of Cano, (2) approval of the holders of the common stock of Resaca, (3) the listing of Resaca common stock on the NYSE Amex, (4) the refinancing of existing bank debt of Resaca and Cano, (5) the receipt of required regulatory approvals, (6) Resaca's application for readmission to the Alternative Investment Market of the London Stock Exchange and (7) the effectiveness of a registration statement relating to the shares of Resaca common stock to be issued in the Merger. The Merger Agreement contains certain termination rights for each of Cano and Resaca, including the right to terminate the Merger Agreement to enter into a Superior Proposal (as such term is defined in the Merger Agreement). In the event of a termination of the Merger Agreement under certain specified circumstances described in the Merger Agreement, one party will be required to pay the other party a termination fee of $3,500,000.

        We entered into stock voting agreements with 75% of the holders of Cano's Preferred Stock on various dates between September and November 2009. Each stock voting agreement contains the same terms and provides, among other things, that each of the preferred holders will vote all its shares of our stock (a) in favor of an amendment to the Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Cano (the "Series D Amendment"), (b) in favor of adoption of the Merger Agreement, and (c) in accordance with the recommendation of our Board of Directors in connection with any Target Acquisition Proposal (as such term is defined in the Merger Agreement). The Series D Amendment generally provides that the holders of Preferred Stock shall have no rights arising from the proposed Merger with Resaca (including any right to require us to redeem their shares of Preferred Stock) other than the right to receive the merger consideration specified in the Merger Agreement. To be effective, the Series D Amendment must be approved by the holders of a majority of the shares of Preferred Stock, voting as a separate class, and by the holders of a majority of the shares of our common stock, voting as a separate class, and then filed by us with the Secretary of State of Delaware.

        On October 20, 2009, we entered into a Stock Voting Agreement with S. Jeffrey Johnson, our Chief Executive Officer and Chairman of our board of directors, which provides, among other things, that Mr. Johnson will vote all of his shares of our stock in favor of the Series D Amendment. Mr. Johnson owns approximately 3.7% of the Preferred Stock. During the three- and six-month periods ended December 31, 2009, we paid preferred dividend payments to Mr. Johnson of approximately $20,000 and $39,000, respectively.

        On January 27, 2010, Resaca filed a registration statement covering a proposed underwritten offering of Resaca common stock, which is expected to close in conjunction with the closing of the merger.

        On February 3, 2010, Resaca received a firm commitment for a new $200.0 million revolving senior secured credit facility with Union Bank of North America, N.A. ("UBNA") for the combined company.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. PENDING MERGER WITH RESACA (Continued)

UBNA is the administrative agent and issuing lender of the revolving senior secured credit facility. The facility is expected to mature on July 1, 2012 and is expected to have an initial and current borrowing base of $90.0 million based upon the combined company's estimated proved reserves.

3. LIQUIDITY

        At December 31, 2009, we had cash and cash equivalents of $0.5 million. We had negative working capital of $67.6 million, which includes $66.7 million of long-term debt that has accelerated to a short-term status. Excluding the current portion of long-term debt totaling $66.7 million, we had negative working capital of $0.9 million. For the six-month period ended December 31, 2009, we had cash flow used in operations of $0.9 million, which includes $1.5 million of Merger related expenses.

        During January 2010, pursuant to the terms of a Purchase and Sale Agreement, we sold our interests in certain oil and gas properties located in the Texas Panhandle for net proceeds of $6.3 million. The agreement had an effective date of January 1, 2010. As of January 1, 2010, the net book value of these sold assets was $1.5 million, which resulted in a pre-tax gain of $4.8 million. We used a portion of the net proceeds of $6.3 million to pay down our outstanding debt. As of February 12, 2010, we had available borrowing capacity of $3.0 million and a cash balance of $1.2 million.

        As discussed in Note 4, the lenders under our two credit agreements agreed to waive the covenants relating to our leverage ratio and interest coverage ratio for the quarter ended December 31, 2009, as we would have been out of compliance with such covenants as of December 31, 2009. Should the merger with Resaca not close by March 31, 2010, based upon our six-month operating results through December 31, 2009, it is likely that we will not be in compliance with one or more of our financial covenants under our credit agreements as of March 31, 2010. Accordingly, since we did not receive covenant relief beyond December 31, 2009, we have reclassified our debt from long-term to short-term.

        Our credit agreements, discussed in Note 4, include change of control provisions which require us to refinance the credit agreements at the close of the Merger. As discussed in Note 2, on February 3, 2010, Resaca received a firm commitment for a new $200.0 million revolving senior secured credit facility with UBNA for the combined company.

        We believe the combination of cash on hand, cash flow generated from operations, and available borrowing capacity, as of February 12, 2010, will be sufficient to fund our operating and capital activities through the closing of the Merger.

        If the pending Merger and the refinancing of our credit agreements do not occur by March 31, 2010, it is likely that we will not be in compliance with the covenants. In that event, we will seek covenant relief from our lenders, though there can be no assurance that we will be successful in obtaining such relief.

        If we are unable to obtain relief from our lenders, we will need to raise additional capital through the issuance of equity or the sale of a portion of our assets. There can be no assurance as to the amount of additional capital we would be able to raise, if any, in connection with any such equity issuances or asset sales. In addition, any such equity issuances could be highly dilutive to our existing stockholders and any such asset sales would require the consent of our lenders and, potentially, the holders of our outstanding common and preferred stock.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT

        At December 31, 2009 and June 30, 2009, the aggregate outstanding amounts under our credit agreements were $66.7 million and $55.7 million, respectively. The $66.7 million consisted of outstanding borrowings under the amended and restated credit agreement (the "ARCA") and the subordinated credit agreement of $51.7 million and $15.0 million, respectively. At December 31, 2009, the average interest rates under the ARCA and the subordinated credit agreement were 2.76% and 6.26%, respectively.

        Our long-term debt consists of the ARCA and our subordinated credit agreement (borrowing availability of $15.0 million). Under the ARCA, our lenders are UBNA, acting as administrative agent, and Natixis. Under the subordinated credit agreement, our lender is UnionBanCal Equities, Inc. ("UBE").

        On December 30, 2009, we entered into Amendment No. 1 (the "ARCA Amendment No. 1") to the ARCA, which specifies (i) our borrowing base was redetermined to be $60.0 million, which will remain in effect until it is redetermined in accordance with the ARCA, (ii) advances under the ARCA for any purpose other than to acquire proved, developed, producing oil and gas properties shall not exceed $52.0 million and (iii) the covenants relating to our leverage ratio and interest coverage ratio were waived for the fiscal quarter ending December 31, 2009 as we would have been out of compliance with such covenants as of December 31, 2009. We paid an amendment fee of $90,000 pursuant to the ARCA Amendment No. 1.

        As of February 12, 2010, the ARCA had outstanding borrowings of $49.0 million, and available borrowing capacity of $3.0 million.

        On December 30, 2009, we entered into Amendment No. 1 (the "SCA Amendment") to our Subordinated Credit Agreement, which specifies the covenants relating to our leverage ratio and interest coverage ratio were waived for the fiscal quarter ending December 31, 2009. We paid an amendment fee of $22,500 pursuant to the SCA Amendment.

5. DERIVATIVES

        Our derivatives consist of commodity derivatives and an interest rate swap arrangement.

Commodity Derivatives

        Pursuant to our ARCA and the subordinated credit agreement, discussed in Note 4, we are required to maintain our "collar" commodity derivative contracts. We have commodity derivatives to partially mitigate the risk associated with extreme fluctuations of prices for crude oil and natural gas sales. We have no obligation to enter into commodity derivative contracts in the future. Should we choose to enter into commodity derivative contracts to mitigate future price risk, we cannot enter into contracts for greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves for a given month. As of December 31, 2009, we maintained the following

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. DERIVATIVES (Continued)

"collar" commodity derivative contracts with UBNA as our counterparty, which is one of the senior lenders under the ARCA:

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

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. DERIVATIVES (Continued)

Financial Statement Impact

        During the three- and six-month periods ended December 31, 2009 and 2008, respectively, the gain (loss) on derivatives reported in our consolidated statements of operations is summarized as follows (in thousands):

		Three Months Ended December 31,		Six Months Ended December 31,
	Location of Gain (Loss) on Derivatives
		2009	2008	2009	2008
Settlements received/accrued on commodity derivatives	Other income (expense)	$1,196	$1,712	$3,047	$1,712
Settlements received—sale of "floor price" contracts on commodity derivatives	Other income (expense)	—	653	—	653
Settlements paid/accrued on commodity derivatives	Other income (expense)	—	—	—	(551)
Settlements paid/accrued on interest rate swap	Other income (expense)	(70)	—	(126)	—

Realized gain on derivatives	Other income (expense)	1,126	2,365	2,921	1,814
Unrealized gain (loss) on commodity derivatives	Other income (expense)	(5,783)	18,933	(7,987)	43,180
Unrealized loss on interest rate swap	Other income (expense)	(70)	—	(173)	—

Gain (loss) on derivatives	Other income (expense)	$(4,727)	$21,298	$(5,239)	$44,994

        The realized gain (loss) on derivatives consists of actual cash settlements under our commodity collar and interest rate swap derivative agreements during the respective periods. The cash settlements received/accrued by us under commodity derivatives were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the "floor prices" set for the respective time periods and realized gains from the sale of uncovered "floor price" contracts as discussed below. The cash settlements paid/accrued by us under commodity derivatives were cumulative monthly payments due to our counterparty since the NYMEX crude oil and natural gas prices were higher than the "ceiling prices" set for the respective time periods. The cash settlements paid/accrued by us under the interest rate swap related to quarterly payments to our counterparty since the actual three- month LIBOR interest rate was lower than the fixed 1.73% rate we pay to the counterparty. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows as changes to current liabilities. At December 31, 2009 and June 30, 2009, we had recorded a receivable from our counterparty included in accounts receivable on our consolidated balance sheet of $0.3 million and $0.6 million, respectively.

        During the three-month period ended December 31, 2008, we sold certain uncovered "floor price" commodity derivative contracts to our counterparty for $3.2 million and realized a gain of $0.7 million.

        The unrealized gain (loss) on commodity derivatives represents estimated future settlements under our commodity derivatives and is based on mark-to-market valuation based on assumptions of forward prices, volatility and the time value of money as discussed below. We compared our internally derived

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. DERIVATIVES (Continued)

valuation to our counterparties' independently derived valuation to further validate our mark-to-market valuation. During the three- and six-month periods ended December 31, 2009, we recognized an unrealized loss on commodity derivatives in our consolidated statements of operations amounting to $5.8 million and $8.0 million, respectively. During the three- and six-month periods ended December 31, 2008, we recognized an unrealized gain on commodity derivatives in our consolidated statements of operations amounting to $18.9 million and $43.2 million, respectively.

        The unrealized loss on interest rate swap represents estimated future settlements under our aforementioned interest rate swap agreement and is based on a mark-to-market valuation based on assumptions of interest rates, volatility and the time value of money as discussed below. During the three-month period ended December 31, 2009, we recognized realized and unrealized losses on interest rate swaps in our consolidated statements of operations amounting to $0.1 million each. During the six-month period ended December 31, 2009, we recognized realized and unrealized losses on interest rate swaps in our consolidated statements of operations amounting to $0.1 million and $0.2 million, respectively.

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

        The fair value of our derivative contracts are measured using Level 2 and Level 3 inputs. The Level 3 input pertained to the subjective valuation for the effect of our own credit risk, which was significant to the fair value of the crude oil swap derivative contracts. The fair value of our commodity derivative contracts and interest rate swap are measured using Level 2 inputs based on the hierarchies previously discussed.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. DERIVATIVES (Continued)

        Our asset retirement obligations are measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

        The estimated fair value of derivatives and asset retirement obligations included in the consolidated balance sheet at December 31, 2009 is summarized below (in thousands).

In thousands
Derivative assets (Level 2):
Crude oil collars and price floors—current	$1,097
Crude oil collars and price floors—noncurrent	216
Natural gas collars and price floors—current	1,879
Natural gas collars and price floors—noncurrent	360
Interest rate swap—noncurrent	78
Derivative liability (Level 2)
Interest rate swap—current	(199)
Derivative liability (Level 3)
Crude oil swap—noncurrent	(3,723)

Net derivative liabilities	$(292)

Asset retirement obligation (Level 3)	$(3,040)

        At September 30, 2009, our net derivative asset was classified as Level 2 as the subjectivity of our valuation for the effect of our own credit risk was insignificant. At December 31, 2009, since the subjective valuation of our own credit risk is significant, we have reclassified our derivative liabilities as Level 3 as presented in the table below (in thousands).

	Beginning Balance	Total Gains (Losses) (a)	Purchases, Sales, Issuances, and Settlements, net	Transfers into Level 3	Ending balance	Unrealized Gains (Losses) for Level 3 Assets/Liabilities Outstanding at December 31, 2009
Derivatives assets (liabilities)	$—	$(3,079)	$—	$(644)	$(3,723)	$(3,723)

(a)
Total realized and unrealized gains are included in gain (loss) on commodity derivatives in the consolidated statements of operations.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. DERIVATIVES (Continued)

        The following table shows the reconciliation of changes in the fair value of the net derivative assets and asset retirement obligation classified as Level 2 and 3, respectively, in the fair value hierarchy for the six-month period ended December 31, 2009 (in thousands).

In thousands	Total Net Derivative Assets (Liabilities)	Asset Retirement Obligation
Balance at June 30, 2009	$7,678	$2,904
Unrealized loss on derivatives	(8,160)	—
Settlements, net	190	—
Accretion of discount	—	136

Balance at December 31, 2009	$(292)	$3,040

        The change from net derivative assets of $7.7 million at June 30, 2009 to net derivative liabilities of $0.3 million at December 31, 2009 is attributable to the increases in crude oil and natural gas futures prices. These amounts are based on our mark-to-market valuation of these derivatives at December 31, 2009 and may not be indicative of actual future cash settlements.

        The following table summarizes the fair value of our derivative contracts as of the dates indicated (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2009		June 30, 2009		December 31, 2009		June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity derivative contracts	Derivatives – current	$2,976	Derivatives – current	$4,955	Derivatives – current	$—	Derivatives – current	$—
Commodity derivative contracts	Derivatives – noncurrent	576	Derivatives – noncurrent	2,670	Derivatives – noncurrent	(3,723)	Derivatives – noncurrent	—
Interest rate swaps	Derivatives – noncurrent	78	Derivatives – noncurrent	212	Derivatives – current	(199)	Derivatives – current	(159)

Total derivatives not designated as hedging instruments		$3,630		$7,837		$(3,922)		$(159)

Total derivatives designated as hedging instruments		$—		$—		$—		$—

Total derivatives		$3,630		$7,837		$(3,922)		$(159)

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        On December 2, 2008, we sold our interests in our Corsicana oil and gas properties (the "Corsicana Properties") for $0.3 million. In the three-month period ended September 30, 2008, we recorded a $3.5 million ($2.3 million after-tax) impairment of the Corsicana Properties, as we determined that we would not be developing its proved undeveloped reserves within the next five years.

        The operating results of Pantwist, LLC and the Corsicana Properties for the three- and six-month periods ended December 31, 2008 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below (in thousands).

	Period Ended December 31, 2008
	Three Months	Six Months
Operating Revenues:
Crude oil sales	$10	$1,321
Natural gas sales	—	1,696

Total operating revenues	10	3,017

Operating Expenses:
Lease operating	31	633
Production and ad valorem taxes	—	197
Impairment of long-lived assets	—	3,516
Depletion and depreciation	8	15
Accretion of discount on asset retirement	1	3
Interest expense, net	—	34

Total operating expenses	40	4,398

Gain (loss) on sale of properties	19,303	19,309

Income before income taxes	19,273	17,928
Income tax provision	(7,027)	(6,535)

Income from discontinued operations	$12,246	$11,393

        Interest expense, net of interest income, was allocated to discontinued operations based on the percentage of operating revenues applicable to discontinued operations to the total operating revenues.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. DEFERRED COMPENSATION

        As of December 31, 2009, we had non-vested restricted shares totaling 386,667 shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value $000s
Non-vested restricted shares at June 30, 2009	480,000	$6.97	$3,344
Shares vested	(68,647)	$5.84	$(401)
Shares forfeited	(24,686)	$5.84	(144)

Non-vested restricted shares at December 31, 2009	386,667	$7.24	$2,799

        The restricted share grants will vest to the employees based on future years of service ranging from one to three years depending on the life of the award agreement. Pursuant to the Merger discussed in Note 2, the non-vested restricted shares would vest upon the completion of the Merger. The fair value of the grants is based on our actual stock price on the date of grant multiplied by the number of restricted shares granted. As of December 31, 2009, the value of non-vested restricted shares amounted to $2.8 million. For the three-month periods ended December 31, 2009 and 2008, we have expensed $0.2 million and $0.5 million, respectively, to stock compensation expense based on amortizing the fair value over the appropriate service period. For the six-month period ended December 31, 2009 and 2008, we have expensed $0.5 million and $1.3 million, respectively, to stock compensation expense. The forfeitures resulted from shares used to satisfy employees' tax withholding obligations related to the vesting of their restricted shares.

8. STOCK OPTIONS

        During the six-month period ended December 31, 2009, we granted 16,032 stock options to two directors under our 2005 Long-Term Incentive Plan. The options were granted with an exercise price equal to our market price at the date of grant and vest immediately. The factors used to calculate the fair value of these options are summarized in the table below:

No. of options	16,032
Risk free interest rate	2.19%
Expected life	5 years
Expected volatility	98.9%
Expected dividend yield	0%
Weighted average grant date fair value	$0.77

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

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCK OPTIONS (Continued)

        A summary of outstanding options as of December 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2009	1,400,002	$4.42
Options granted	16,032	$1.03
Options forfeited	(79,917)	$5.29

Outstanding at December 31, 2009	1,336,117	$4.33

        Based on our $0.98 stock price at December 31, 2009, the intrinsic value of both the options outstanding and exercisable was approximately $0.2 million.

        Total options exercisable at December 31, 2009 amounted to 1,106,246 shares and had a weighted average exercise price of $4.09. Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

        For each of the three-month periods ended December 31, 2009 and 2008, we recorded charges to stock compensation expense of $0.1 million and $0.3 million, respectively, for the estimated fair value of the options granted to our directors and employees. For each of the six-month periods ended December 31, 2009 and 2008, we recorded charges to stock compensation expense of $0.2 million and $0.5 million, respectively. As of December 31, 2009, total compensation cost related to non-vested option awards not yet recognized was $0.3 million. We expect to recognize the remaining unrecognized amount over the related requisite service periods of one to three years. Pursuant to the Merger discussed in Note 2, the outstanding stock options would vest upon completion of the Merger.

9. NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying stock options, the preferred stock and paid-in-kind ("PIK") dividends on an "as-converted" basis.

        Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three- and six-month periods ended December 31, 2009 as their effects would have been anti-dilutive.

Stock options	1,336,177
Preferred stock	4,147,652
PIK dividends	642,559

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. NET INCOME (LOSS) PER COMMON SHARE (Continued)

        The following table reconciles earnings and shares used in the computation of basic and diluted earnings per share for the three- and six-month periods ended December 31, 2008:

	Three Months			Six Months
In thousands, except per share data	Earnings ($000)	Shares	Earnings per Share	Earnings ($000)	Shares	Earnings per Share
Basic	$13,653	46,079	$0.30	$25,471	46,155	$0.55

Effective of dilutive securities:
Conversion of preferred stock and PIK dividends	855	7,758		1,791	8,107
Stock options	—	95		—	256

Diluted	$14,508	53,932	$0.27	$27,262	54,518	$0.50

10. INCOME TAXES

        The effective income tax rates for the three- and six-month periods ended December 31, 2009 were 34.4% and 33.5%, respectively. The effective income tax rates for the three- and six-month periods ended December 31, 2008 were 40.3% and 39.2%, respectively. The prior year tax rates were higher due to an increase in the state tax rate.

11. COSTS INCURRED FOR DRILLING AND EQUIPPING EXPLORATORY WELLS USING SECONDARY AND TERTIARY TECHNOLOGY

        At June 30, 2009, we had one tertiary project, the alkaline-surfactant-polymer chemical injection pilot project at our Nowata Properties (the "Nowata ASP Project"), that was pending the determination of whether proved reserves have been found. During December 2009, we finalized our performance analysis, which indicated the Nowata ASP Project did not result in increased oil production of significant quantities to be considered economically sufficient to justify the recognition of proved reserves. Accordingly, during December 2009, we recorded a $5.0 million pre-tax exploration expense.

        The following table reflects the net change in deferred exploratory project costs during the six-month period ended December 31, 2009 for the Nowata ASP Project:

In Thousands
Balance at June 30, 2009	$4,849
Additions pending the determination of proved reserves	175
Deferred exploratory well costs charged to expense	(5,024)

Balance at December 31, 2009	$—

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12. IMPAIRMENT OF LONG-LIVED ASSETS

        During the three-month period ended December 31, 2009, we wrote down $0.3 million of costs associated with the ASP facility used for the Nowata ASP Project. The facility's water filtering process did not work properly with the oil-water fluid production at our Nowata Properties. We intend to use the ASP facility for future pilot tertiary projects at our Cato and Panhandle Properties.

        During the three-month period ended December 31, 2008, we recorded a $22.4 million pre-tax impairment to our Barnett Shale Properties and a $0.7 million pre-tax impairment to the goodwill associated with our subsidiary which holds the equity in our Barnett Shale Properties. We recorded the impairments due to the decline in commodity prices which created an uncertainty in the likelihood of developing reserves associated with our Barnett Shale natural gas properties (the "Barnett Shale Properties") within the next five years. The fair value for our Barnett Shale was determined using estimates of future net cash flows, discounted to a present value, which is considered "Level 3" inputs as previously discussed in Note 5.

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

        The Final Judgment was appealed and a decision was reached on March 11, 2009, as the Court of Appeals for the Tenth District of Texas in Amarillo affirmed in part and reversed in part the ruling of the 100th Judicial District Court. The Court of Appeals (a) affirmed the trial court's granting of summary judgment in Cano's favor for breach of contract/termination of an oil and gas lease and (b) reversed the trial court's granting of summary judgment in Cano's favor on plaintiffs' claims of Cano's negligence. The Court of Appeals ordered the case remanded to the 100th Judicial District Court. On March 30, 2009, the plaintiffs filed a motion for rehearing with the Court of Appeals and

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

requested a rehearing on the trial court's ruling in favor of the defendants on the plaintiffs' breach of contract/termination of an oil and gas lease claim. On June 30, 2009, the Court of Appeals ruled to deny the plaintiff's motion for rehearing. On August 17, 2009 we filed an appeal with the Texas Supreme Court to request the reversal of the Court of Appeals ruling regarding our potential negligence. On December 11, 2009, the Texas Supreme Court declined to hear Cano's appeal. Therefore, this case will be remanded to the district court for trial on the negligence claims.

        Due to the inherent risk of litigation, the ultimate outcome of this case is uncertain and unpredictable. At this time, Cano management continues to believe that this lawsuit is without merit and will continue to vigorously defend itself and its subsidiaries, while seeking cost-effective solutions to resolve this lawsuit. Cano has not yet determined whether to seek further review by the Court of Appeals or the Texas Supreme Court. Based on our knowledge and judgment of the facts as of February 12, 2010, we believe our financial statements present fairly the effect of the actual and the anticipated future costs to resolve this matter as of December 31, 2009.

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

        On July 2, 2009, the plaintiffs filed an amended complaint that added as defendants Cano, Cano's Chief Executive Officer and Chairman of the Board, Jeff Johnson, Cano's former Senior Vice President and Chief Financial Officer, Morris B. "Sam" Smith, Cano's current Senior Vice President and Chief Financial Officer, Ben Daitch, Cano's Vice President and Principal Accounting Officer, Michael Ricketts and Cano's Senior Vice President of Engineering and Operations, Patrick McKinney, and dismissed Gerald W. Haddock, a former director of Cano, as a defendant. The amended complaint alleges that the prospectus for the Secondary Offering contained statements regarding Cano's proved reserve amounts and standards that were materially false and overstated Cano's proved reserves. The plaintiff is seeking to certify the lawsuit as a class action lawsuit and is seeking an unspecified amount of damages. On July 27, 2009, the defendants moved to dismiss the lawsuit. On December 3, 2009, the U.S. District Court for the Northern District of Texas granted motions to dismiss all claims brought by the plaintiffs. On December 18, 2009, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit. Due to the inherent risk of litigation, the outcome of this lawsuit is uncertain and unpredictable; however, Cano, its officers and its outside directors intend to continue to vigorously defend the lawsuit.

        Cano is cooperating with its Directors and Officers Liability insurance carrier regarding the defense of the lawsuit. We believe that the potential amount of losses resulting from this lawsuit in the future, if any, will not exceed the policy limits of Cano's directors' and officers' liability insurance.

CANO PETROLEUM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations as a result of many factors, including, but not limited to the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques.

        Statements in this Quarterly Report on Form 10-Q regarding Cano's strategy, risk factors, capital budget, projected expenditures, liquidity and capital resources, and drilling and development plans reflect Cano's current plans for the fiscal year ending June 30, 2010 as a stand-alone entity and do not take into account the impact of the proposed merger (the "Merger") with a wholly-owned subsidiary of Resaca, except where such statements specifically relate to the proposed Merger.

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

Overview

        We are an independent oil and natural gas company. Our strategy is to exploit our current undeveloped reserves and acquire, where economically prudent, assets suitable for enhanced oil recovery at a low cost. We intend to convert our proved undeveloped and/or unproved reserves into proved producing reserves by applying water, gas and/or chemical flooding and other enhanced oil recovery techniques. Our assets are located onshore in the United States in Texas, New Mexico and Oklahoma.

        In September 2009, we entered into the Merger Agreement with Resaca pursuant to which Cano will be acquired by Resaca through the merger of a wholly-owned subsidiary of Resaca with and into Cano. The Merger is subject to customary conditions, including the approval of the common and preferred stockholders of Cano and the common shareholders of Resaca. The companies will hold separate meetings of their shareholders to approve the Merger. Assuming shareholder approval is received, the Merger is expected to be completed within a few days following the shareholder meetings. For more information regarding the proposed Merger, please refer to the Note 2 of the accompanying Consolidated Financial Statements and the joint proxy statement/prospectus of Resaca and Cano that is included in the registration statement on Form S-1 (333-164551) and Form S-4 (File No. 333-162652) filed by Resaca with the SEC, and other relevant materials that may be filed by Cano or Resaca with the SEC. The following discussion relates to our plans without regard to the potential impact of the proposed Merger.

        We are focused on enhancing the infrastructure and waterflood operations in our two largest properties, Cato and Panhandle. These development activities are more fully described below under "—Development Capital Expenditures and Operating Activities Update." We believe our portfolio of crude oil and natural gas properties provides opportunities to apply our operational strategy.

        Our June 30, 2009 proved reserves of 49.1 million barrels of oil equivalent ("MMBOE"), comprised 7.7 MMBOE of proved developed producing reserves ("PDP"), 2.4 MMBOE of proved developed non-producing reserves ("PDNP"), and 39.0 MMBOE of proved undeveloped reserves ("PUD") based on crude oil and natural gas prices of $69.89 per barrel and $3.71 per MMBtu, respectively. Crude oil reserves accounted for 79% of our total reserves at June 30, 2009. Adjusting for the recent sale of wells in the Panhandle, as discussed in Note 3, our adjusted reserves at June 30, 2009 would be 48.6 MMBOE, which comprised 7.2 MMBOE of PDP, 2.4 MMBOE of PDNP, and 39.0 MMBOE of PUD; and crude oil reserves accounted for 80.2% of total reserves.

        Based on our current estimates of income and expenses, it is likely that we will not be in compliance with one or more of our financial covenants under the ARCA and/or the Subordinated Credit Agreement as of March 31, 2010. We are currently in discussions with our lenders regarding this possibility and potential solutions, including without limitation, obtaining waivers from the applicable covenants, entering into amendments to our credit agreements or raising additional capital through equity issuances. If we are unable to obtain such waivers, to negotiate such amendments or to obtain necessary funding from operations or outside capital raising activities, we could default on our obligations under one or both of our credit agreements, which default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under our credit agreements. See "—Liquidity and Capital Resources—Liquidity" and "—Liquidity and Capital Resources—Credit Agreement Covenant Compliance."

  Development Capital Expenditures and Operating Activities Update

        For the quarter ended December 31, 2009 ("current quarter") our production averaged 1,189 net barrels of equivalent oil per day ("BOEPD"). This is 1.2% lower as compared to production of 1,203 net BOEPD for the quarter ended December 31, 2008 ("prior year quarter") and 2.4% lower as compared to production of 1,218 net BOEPD for the quarter ended September 30, 2009. Production for the six-month period ended December 31, 2009 ("current six months") of 1,204 net BOEPD was 1.1% lower as compared to the six-month period ended December 31, 2008 ("prior year six months") of 1,218 net BOEPD. For both the current quarter and current six months, the production decrease was largely attributable to curtailed Barnett Shale production at our Desdemona Properties of 22 BOEPD and 24 BOEPD, respectively. At our other properties, normal field declines of production were more than offset by consistent and increasing performance at waterfloods from both our Cato and Panhandle Properties.

        For the year ending June 30, 2010 (the "2010 Fiscal Year"), our Board of Directors approved a development capital expenditure budget of $13.9 million (excludes capitalized general and administrative and interest expenses). Our development capital budget is designed to maintain our current level of production and to minimize drawing on our senior credit facility until the proposed Merger with Resaca is completed. The development capital budget does not include the drilling of any new wells until the merger closes. The development capital budget is as follows:

  •
  $5.4 million at the Cato Properties; $3.5 million incurred for the current six months,
  •
  $7.8 million at the Panhandle Properties; $4.3 million incurred for the current six months, and
  •
  $0.7 million at the remaining Properties; $0.2 million incurred for the current six months.

        For the current six months, we have incurred $8.0 million of the $13.9 million budgeted for development capital expenditures. The financing of our development capital expenditures is discussed below under "Liquidity and Capital Resources."

        The following discusses our field level capital development activity during the current six months and planned activity during the balance of the 2010 Fiscal Year.

        Cato Properties.    Our 2010 Fiscal Year development capital plan includes expanding the waterflood footprint from 640 acres to approximately 1,000 acres by adding three new injection wells, which were put into service in the current quarter. We have identified a new source of water in a non-productive formation within our acreage, and have confirmed that each water well is capable of producing 2,500 to 3,000 barrels of water per day. This new water source formation has been penetrated in a number of existing wellbores in the Cato Properties and confirms the reservoir continuity necessary for the formation to be validated as a reliable water source for future expansion of the Cato waterflood. As we develop this new water source, we will be able to increase the waterflood footprint without decreasing the injection rate at our existing injectors. This should enable us to maintain production from existing producing wells at current levels. We averaged 14,000 barrels of water injection per day ("BWIPD") during the quarter ended September 30, 2009. We experienced a decrease to 12,000 BWIPD during our current quarter as we measured increasing injection pressures in the northern part of the flood area and we were required, under our existing waterflood permit, to reduce the injection rate in these wells. When the three new injection wells were activated during the latter portion of the current quarter, we were able to increase water injection to the southern part of the flood. During January 2010, we increased the injection rate to 14,000 BWIPD. Further development plans for Cato include behind-pipe recompletions, restoration of production from the Tom Tom and Tomahawk fields and the drilling of a deep Morrow formation test well. These development plans are contemplated to begin after the completion of the Merger.

        Net production at the Cato Properties for the current quarter was 250 BOEPD, which was 50 BOEPD lower as compared to 300 BOEPD for the quarter ended September 30, 2009. The 50 BOEPD decrease resulted from the reduction of injected water and redistribution of water injection at the waterflood. We have applied for injection pressure increases on 21 wells with the New Mexico Oil and Gas Conservation Division and expect a decision in the March/April 2010 timeframe. A favorable decision would enable us to achieve increased injection rates up to 21,000 BWIPD (our current physical plant capacity). Net production at the Cato Properties for the current six months was 275 BOEPD.

        Panhandle Properties.    In the quarter ended September 30, 2009 we retained an independent engineering firm to assist us with reservoir analysis and simulation modeling at the Cockrell Ranch unit. Based on this engineering firm's recommendations, we established a controlled water injection pattern to gauge the effects of optimizing water injection into the highest remaining crude oil saturation intervals of the Brown Dolomite formation. We are essentially performing a "Mini-Flood" in the key target interval at the Cockrell Ranch unit. The result of this field observation, coupled with rigorous reservoir simulation modeling, is expected to demonstrate an optimal pattern for waterflooding the balance of the Cockrell Ranch unit with an increasingly predicable production profile. Moreover, the field observation and modeling results will improve the planning of future development programs for the remaining leases located within our Panhandle Properties. To isolate the observed wells, we had temporarily shut-in production during most of the quarter ended September 30, 2009, which reduced Panhandle production by 25 net BOEPD. All production that was shut-in for the controlled injection project was restored on September 28, 2009. The results of the controlled injection project and the accompanying reservoir simulation testing should be completed in the second calendar quarter of 2010.

        Net production at the Panhandle Properties for the current quarter and current six months was 599 BOEPD and 595 BOEPD, respectively. In addition to the controlled injection project curtailment, production was lower by 15 BOEPD as Eagle Rock Field Services, L.P. ("Eagle Rock"), a large purchaser of our natural gas and natural gas liquids ("NGL"), experienced an unplanned plant outage from mid-August 2009 through the end of September 2009. The Eagle Rock gas plant was returned to full operating capacity on October 1, 2009. During the current six months we constructed gathering lines to redirect natural gas production from Eagle Rock to DCP Midstream, LP ("DCP"). As of

December 31, 2009, we had redirected approximately 75% of the natural gas production previously delivered to Eagle Rock to DCP.

        In November 2009, at the Cockrell Ranch Unit, we performed an injection test of an Alkaline Surfactant Gas ("ASG") recipe designed by the University of Texas, Austin ("UT"). The test involved injecting the ASG stream at the Cockrell 1R producing well. The five-day test allowed us to monitor surface pressure and rate measurements and analyze flow-back production data. Results from the test will allow us to evaluate ASG tertiary recovery potential for the Brown Dolomite reservoir in the Panhandle Properties.

        Desdemona Properties.    During July 2009, we shut-in our Barnett Shale natural gas wells based upon the current and near-term outlook of natural gas prices and production from the Barnett Shale wells on a per-well basis. We are in the midst of a project to return to production previously shut-in gas wells from the Duke Sand formation. The proved reserves associated with these gas wells are currently classified as proved developed non-producing reserves on our June 30, 2009 reserve report (1.3 MMBOE). We successfully returned 12 of these wells to production during December 2009 (but did not sell any volumes) and returned an additional 13 wells to production during January-February 2010. Production from these gas wells, including associated NGL recovery from our gas plant, is expected to be approximately 10-20 Mcfe per day for each gas well returned to production. We restarted our gas plant in December 2009 and expect to realize the full benefit of these produced volumes by February 2010.

        Net production at the Desdemona Properties for the current quarter and current six months was 46 BOEPD and 42 BOEPD, respectively.

        Nowata Properties.    Our ASP tertiary recovery pilot project ("ASP Pilot") has been in full operation since December 2007. Through June 30, 2009, we injected close to .40 PVI of ASP and polymer flush. We drilled and completed four observation wells in December 2008, to enable us to test flood-front results in the pilot project. We completed injecting our polymer flush during June 2009. Analyses of the ASP Pilot results are complete. While we achieved some positive reaction to the surfactant in the reservoir, it was determined that the ASP recipe designed by an outside consultant would not achieve viable economics to justify commercial project development. The recipe did not take into consideration certain factors which lead to significant absorption of the surfactant in the reservoir rock. We have since retained the UT to study the ASP Pilot results at Nowata and develop an alternate recipe. Using the actual results of the ASP Pilot and performing additional coreflood studies, UT believes they have developed a new and optimal recipe that shows exceptional recoveries can be achieved at Nowata on a commercial basis. UT's work demonstrates that there is another solution to designing an optimal plan of development going forward. The lessons learned in regard to actual plant design and operation, fluid handling, injection pressures and rates, and producing fluid properties, will all benefit full field development in the future and similar projects we may undertake at our other properties.

        As a result of the non-commercial results from the ASP pilot, we recorded a $5.0 million pre-tax exploration expense during December 2009. There were no proved reserves associated with the ASP pilot project prior to the beginning of this pilot project.

        Net production at the Nowata Properties for the current quarter and current six months was 219 BOEPD and 218 BOEPD, respectively.

        Davenport Properties.    Net production for both the current quarter and current six months was 73 BOEPD.

Liquidity and Capital Resources

  Pending Merger with Resaca

        On September 29, 2009, the boards of directors of Cano and Resaca approved the "Merger Agreement" by and among Cano, Resaca and Resaca Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Resaca ("Merger Sub"), pursuant to which Merger Sub will be merged with and into Cano (the "Merger") and Cano will become a wholly-owned subsidiary of Resaca. Closing is anticipated before the end of March 2010; however, it is possible that factors outside of either company's control could require us to complete the Merger at a later time or not to complete it at all.

        Under the terms of the proposed Merger, each share of Cano common stock will be converted into the right to receive 2.10 shares of common stock of Resaca (or 0.42 shares of Resaca common stock if the proposed one-for-five reverse stock split is approved by the Resaca shareholders prior to the Merger) and each share of Cano Series D Convertible Preferred Stock (the "Preferred Stock") will be converted into the right to receive one share of Resaca Series A Convertible Preferred Stock. The Merger is intended to be a tax-free transaction to the Resaca shareholders and to the Cano stockholders to the extent the Cano common stockholders receive Resaca common stock and the Cano preferred stockholders receive Resaca preferred stock in the Merger.

        Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval of the holders of the common stock and preferred stock of Cano, (2) approval of the holders of the common stock of Resaca, (3) the listing of Resaca common stock on the NYSE Amex, (4) the refinancing of existing bank debt of Resaca and Cano, (5) the receipt of required regulatory approvals, (6) Resaca's application for readmission to the Alternative Investment Market of the London Stock Exchange and (7) the effectiveness of a registration statement relating to the shares of Resaca common stock to be issued in the Merger. The Merger Agreement contains certain termination rights for each of Cano and Resaca, including the right to terminate the Merger Agreement to enter into a Superior Proposal (as such term is defined in the Merger Agreement). In the event of a termination of the Merger Agreement under certain specified circumstances described in the Merger Agreement, one party will be required to pay the other party a termination fee of $3,500,000.

        We entered into stock voting agreements with 75% of the holders of Cano's Preferred Stock on various dates between September and November 2009. Each stock voting agreement contains the same terms and provides, among other things, that each of the preferred holders will vote all its shares of our stock (a) in favor of an amendment to the Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Cano (the "Series D Amendment"), (b) in favor of adoption of the Merger Agreement, and (c) in accordance with the recommendation of our Board of Directors in connection with any Target Acquisition Proposal (as such term is defined in the Merger Agreement). The Series D Amendment generally provides that the holders of Preferred Stock shall have no rights arising from the proposed Merger with Resaca (including any right to require us to redeem their shares of Preferred Stock) other than the right to receive the merger consideration specified in the Merger Agreement. To be effective, the Series D Amendment must be approved by the holders of a majority of the shares of Preferred Stock, voting as a separate class, and by the holders of a majority of the shares of our common stock, voting as a separate class, and then filed by us with the Secretary of State of Delaware.

        On October 20, 2009, we entered into a Stock Voting Agreement with S. Jeffrey Johnson, our Chief Executive Officer and Chairman of our board of directors, which provides, among other things, that Mr. Johnson will vote all of his shares of our stock in favor of the Series D Amendment. Mr. Johnson owns approximately 3.7% of the Preferred Stock. During the current quarter and current six months, we paid preferred dividend payments to Mr. Johnson of approximately $20,000 and $39,000, respectively.

        On January 27, 2010, Resaca filed a registration statement covering a proposed underwritten offering of Resaca common stock, which is expected to close in conjunction with the closing of the merger.

        On February 3, 2010, Resaca received a firm commitment for a new $200.0 million revolving senior secured credit facility with UBNA for the combined company. UBNA is the administrative agent and issuing lender of the revolving senior secured credit facility. The facility is expected to mature on July 1, 2012 and is expected to have an initial and current borrowing base of $90.0 million based upon the combined company's estimated proved reserves.

  Liquidity

        At December 31, 2009, we had cash and cash equivalents of $0.5 million. We had negative working capital of $67.6 million, which includes $66.7 million of long-term debt that has accelerated to a short-term status. Excluding the current portion of long-term debt totaling $66.7 million, we had negative working capital of $0.9 million. For the six-month period ended December 31, 2009, we had cash flow used in operations of $0.9 million, which includes $1.5 million of Merger related expenses.

        During January 2010, pursuant to the terms of a Purchase and Sale Agreement, we sold our interests in certain oil and gas properties located in the Texas Panhandle for net proceeds of $6.3 million. The agreement had an effective date of January 1, 2010. As of January 1, 2010, the net book value of these sold assets was $1.5 million, which resulted in a pre-tax gain of $4.8 million. We used a portion of the net proceeds of $6.3 million to pay down our outstanding debt. As of February 12, 2010, we had available borrowing capacity of $3.0 million and a cash balance of $1.2 million.

        As discussed in Note 4 to our Consolidated Financial Statements, the lenders under our two credit agreements agreed to waive the covenants relating to our leverage ratio and interest coverage ratio for the quarter ended December 31, 2009. Should the merger with Resaca not close by March 31, 2010, based upon our six-month operating results through December 31, 2009, it is likely that we will not be in compliance with one or more of our financial covenants under our credit agreements as of March 31, 2010. Accordingly, since we did not receive covenant relief beyond December 31, 2009, we have reclassified our debt from long-term to short-term.

        Our credit agreements include change of control provisions which require us to refinance the credit agreements at the close of the Merger. As discussed in Note 2 to our Consolidated Financial Statements, on February 3, 2010, Resaca received a firm commitment for a new $200.0 million revolving senior secured credit facility with UBNA for the combined company.

        We believe the combination of cash on hand, cash flow generated from operations, and available borrowing capacity, as of February 12, 2010, will be sufficient to fund our operating and capital activities through the closing of the Merger.

        If the pending Merger and the refinancing of our credit agreements do not occur by March 31, 2010, it is likely that we will not be in compliance with the covenants. In that event, we will seek covenant relief from our lenders, though there can be no assurance that we will be successful in obtaining such relief.

        If we are unable to obtain relief from our lenders, we will need to raise additional capital through the issuance of equity or the sale of a portion of our assets. There can be no assurance as to the amount of additional capital we would be able to raise, if any, in connection with any such equity issuances or asset sales. In addition, any such equity issuances could be highly dilutive to our existing stockholders and any such asset sales would require the consent of our lenders and, potentially, the holders of our outstanding common and preferred stock.

        On December 28, 2007, our universal shelf registration statement was declared effective by the SEC for the issuance of common stock, preferred stock, warrants, senior debt and subordinated debt up to an aggregate amount of $150.0 million. After the issuance of common stock on July 1, 2008, we have $96.0 million of availability under this registration statement; however, the amount of securities which we may offer pursuant to this registration statement during any twelve-month period is limited to one-third of the aggregate market value of the common equity of the Company held by our non-affiliates because our public float is not in excess of $75.0 million. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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

  Credit Agreement Covenant Compliance

        As discussed in Note 4 to our Consolidated Financial Statements, the lenders under the ARCA and Subordinated Credit Agreement agreed to waive the covenants relating to our leverage ratio and interest coverage ratio for the quarter ended December 31, 2009, as we would have been out of compliance with such covenants as of December 31, 2009. Should the merger with Resaca not close by March 31, 2010, based upon our six-month operating results through December 31, 2009, it is likely that we will not be in compliance with one or more of our financial covenants under our credit agreements as of March 31, 2010. Accordingly, since we did not receive covenant relief beyond December 31, 2009, we have reclassified our debt from long-term to short-term. If a combination of increased production, rising commodity prices, changes in our capital structure, the closing of our pending Merger and other actions do not occur by March 31, 2010, we anticipate not being in compliance with the covenants. In that event, we will seek covenant relief from our lenders, though there can be no assurance that we will be successful in obtaining such relief.

        Both the ARCA and Subordinated Credit Agreement, have a current ratio covenant that requires us to maintain a ratio of not less than 1.00 to 1.00 for each fiscal quarter. The current ratio is calculated by dividing current assets (as defined in both credit agreements) by current liabilities (as defined in both credit agreements). Current assets include unused borrowing base under the ARCA and the aggregate availability under the subordinated credit agreement. Current liabilities exclude all current portions of long-term debt other than any current debt relating to the Series D Convertible Preferred Stock and liabilities for asset retirement obligations. Current assets and current liabilities exclude derivative assets and liabilities. At December 31, 2009, our ratio of current assets to current liabilities was 1.59 to 1.00. The calculation and reconciliation of current assets and current liabilities, as defined by GAAP, to current assets and current liabilities, as defined in the credit agreements is as follows (in thousands):

	December 31, 2009
Current assets (GAAP)	$7,255
Unused borrowing base at December 31, 2009	8,300	(1)
Less: derivative assets	(2,976)

Modified current assets (non-GAAP)	$12,579	(A)

Current liabilities (GAAP)	$74,891
Less: current portion of long-term debt	(66,700)
Less: derivative liabilities	(199)
Less: asset retirement obligation	(90)

Modified current liabilities (non-GAAP)	$7,902	(B)

Modified current ratio (A) / (B)	1.59 to 1.00

(1)
Represents the $60.0 million borrowing base under the ARCA at December 31, 2009, less $51.7 million long-term debt outstanding under the ARCA at December 31, 2009.

        Both of our credit agreements also contain customary events of default that would permit our lenders to accelerate the debt under both credit agreements if not cured within applicable grace periods, including, among others, failure to make payments of principal or interest when due, materially incorrect representations and warranties, breach of covenants, failure to make mandatory prepayments in the event of borrowing base deficiencies, events of bankruptcy, dissolution, the occurrence of one or more unstayed judgments in excess of $1,000,000 and defaults upon other obligations, including obligations under the subordinated credit agreement. At December 31, 2009, we were not in compliance with the covenants relating to our leverage ratio and interest coverage ratio for the quarter ended December 31, 2009.

        As discussed in Note 4 to our Consolidated Financial Statements, the lenders under our two credit agreements agreed to waive the covenants relating to our leverage ratio and interest coverage ratio for the quarter ended December 31, 2009. Should the merger with Resaca not close by March 31, 2010, based upon our six-month operating results through December 31, 2009, it is likely that we may fall out of compliance with one or more of our financial covenants under our credit agreements as of March 31, 2010. Accordingly, since we did not receive covenant relief beyond December 31, 2009, we have reclassified our debt from long-term to short-term. If a combination of increased production, rising commodity prices, changes in our capital structure, the closing of our pending Merger and other actions do not occur by March 31, 2010, we anticipate not being in compliance with the covenants. In that event, we will seek covenant relief from our lenders, though there can be no assurance that we will be successful in obtaining such relief.

        If the Merger is not completed and we are unable to obtain relief from our lenders, we will need to raise additional capital through the issuance of equity or the sale of a portion of our assets. There can be no assurance as to the amount of additional capital we would be able to raise, if any, in connection with any such equity issuances or asset sales. In addition, any such equity issuances could be highly dilutive to our existing stockholders and any such asset sales would require the consent of our lenders and, potentially, the holders of our outstanding common and preferred stock.

Results of Operations

        For the current quarter, we had a loss applicable to common stock of $8.9 million, which was a $22.6 million decrease as compared to the prior year quarter of $13.7 million income applicable to common stock. Items contributing to the $22.6 million earnings decrease were reduced gain on derivatives of $26.0 million, lower income from discontinued operations of $12.2 million and decreased income from the preferred stock repurchased for less than the carrying amount of $10.9 million. Partially offsetting the earnings decrease were lower operating expenses of $24.6 million and higher operating revenues of $1.2 million. The $24.6 million reduction in operating expenses is primarily attributable to a $22.4 million charge for impairment of long-lived assets in the prior year quarter.

        For the current six months, we had a loss applicable to common stock of $12.9 million, which was a $38.4 million decrease as compared to the $25.5 million income applicable to common stock incurred for the six-month period ended December 31, 2008 ("prior year six months"). Items contributing to the $38.4 million earnings decrease were reduced gain on derivatives of $50.2 million, lower income from discontinued operations of $11.4 million, decreased income from the preferred stock repurchased for less than the carrying amount of $10.9 million and lower operating revenues of $4.4 million. Partially offsetting the earnings decrease were lower operating expenses of $27.0 million, which is primarily attributable to a $22.4 million charge for impairment of long-lived assets in the prior year quarter.

        These items will be addressed in the following discussion.

Operating Revenues

        The table below summarizes our operating revenues for the three- and six-month periods ended December 31, 2009 and 2008.

	Three months ended December 31,			Six months ended December 31,
			Increase (Decrease)			Increase (Decrease)
	2009	2008		2009	2008
Operating Revenues (in thousands)	$6,143	$4,876	$1,267	$11,407	$15,808	$(4,401)
Sales
Crude Oil (MBbls)	68	70	(2)	140	143	(3)
Natural Gas (MMcf)	183	195	(12)	342	390	(48)
Total (MBOE)	99	103	(4)	197	208	(11)
Average Realized Price
Crude Oil ($/ Bbl)	$69.29	$52.55	$16.74	$65.12	$82.72	$(17.60)
Natural Gas ($/ Mcf)	$7.83	$5.70	$2.13	$6.62	$9.87	$(3.25)
Operating Revenues and Commodity Derivative Settlements (in thousands)	$7,339	$6,587	$752	$14,454	$16,968	$(2,514)
Average Adjusted Price (includes commodity derivative settlements)
Crude Oil ($/ Bbl)	$73.86	$71.55	$2.31	$72.58	$89.20	$(16.62)
Natural Gas ($/Mcf)	$12.66	$7.65	$5.01	$12.46	$10.47	$1.99

        The current quarter operating revenues of $6.1 million are $1.2 million higher as compared to the prior year quarter of $4.9 million. The $1.2 million increase is primarily attributable to higher average prices received for crude oil and natural gas sales of $1.2 million and $0.4 million, respectively, partially offset by lower crude oil and natural gas sales volumes which combined to reduce revenues by $0.2 million.

        The current six months operating revenues of $11.4 million are $4.4 million lower as compared to the prior year six months of $15.8 million. The $4.4 million decrease is primarily attributable to lower average prices received for crude oil and natural gas sales of $2.4 million and $1.1 million, respectively, and lower crude oil and natural gas sales volumes which reduced revenues by $0.2 million and $0.5 million, respectively.

        The impact of lower average prices for crude oil and natural gas sales for the current six months, as discussed above, is partially mitigated by commodity derivative settlements received during the current quarter as presented in the preceding table. As discussed in Note 5 to our Consolidated Financial Statements, if crude oil and natural gas NYMEX prices are lower than derivative floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price (i.e. realized gain). Conversely, if crude oil and natural gas NYMEX prices are higher than the derivative ceiling prices, we will pay our counterparty for the difference between the NYMEX price and ceiling price (i.e. realized loss).

        Crude Oil Sales.    Our current quarter crude oil sales were 2 MBbls lower as compared to the prior year quarter. Increased production from our Cato Properties was more than offset by lower sales from our Panhandle Properties due to severe weather during December 2009 which temporarily curtailed production and decreased condensate sales from our Desdemona Property as the gas plant was temporarily shut-in to equip the plant to handle increased gas production and associated NGL recovery from the return to production of 25 shut-in gas wells as previously discussed under the "Overview—Drilling Capital Development and Operating Activities Update."

        Our current six months crude oil sales were 3 MBbls lower as compared to the prior year six months due to the same reasons previously discussed and lower sales from our Panhandle Properties as temporary shut-in production at the Cockrell Ranch waterflood due to the controlled injection project surveillance, as previously discussed under the "Overview—Drilling Capital Development and Operating Activities Update." All Cockrell Ranch production that had been shut-in for the controlled injection project was restored on September 28, 2009.

        Natural Gas Sales.    Our current quarter natural gas sales were 12 MMcf lower as compared to the prior year quarter due to lower production at our Desdemona Properties since, during July 2009, we shut-in our Barnett Shale natural gas wells based upon the current and near-term outlook of natural gas prices.

        Our current six months natural gas sales were 48 MMcf lower as compared to the prior year six months due to shut-in natural gas production from our Barnett Shale wells, as previously discussed, and lower natural gas sales at the Panhandle Properties resulting from the controlled production project at Cockrell Ranch waterflood, as previously discussed, and one of our gas purchasers experienced an unplanned plant outage from mid-August 2009 through the end of September 2009, which resulted in reduced natural gas and NGL sales.

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

        We expect to grow sales through our development plans as previously discussed under "Overview—Development Capital Expenditures and Operating Activities Update."

Operating Expenses

        For the current quarter, our total operating expenses were $14.0 million, which is a decrease of $24.6 million as compared to the prior year quarter of $38.6 million. The prior year quarter included an impairment of long-lived assets of $22.4 million, which is the primary reason for the overall decrease. In addition, we had reduced general and administrative of $6.7 million and lower lease operating expenses of $0.9 million, partially offset by the exploration expense of $5.0 million recorded during the current quarter.

        For the current six months, our total operating expenses were $23.8 million, which is a decrease of $27.0 million as compared to the prior year six months of $50.8 million. The prior year six months included an impairment of long-lived assets of $22.4 million, which is the primary reason for the overall decrease. In addition, we had reduced general and administrative of $8.0 million and lower lease operating expenses of $1.5 million, partially offset by the exploration expense of $5.0 million recorded during the current six months.

  Lease Operating Expenses

        Our lease operating expenses ("LOE") consist of the costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, workovers and utilities.

        For the current quarter, our LOE was $3.9 million, which is $0.9 million lower than the prior year quarter of $4.8 million. For the current six months, our LOE was $8.3 million, which is $1.5 million lower than the prior year six months of $9.8 million. The LOE decreases for the current quarter and current six months of $0.9 million and $1.5 million, respectively, resulted primarily from reduced service rates negotiated with vendors and the shut-in of our Barnett Shale natural gas wells, as previously discussed under "Operating Revenues," which reduced LOE for the current quarter and current six months by $0.3 million and $0.4 million, respectively. Partially offsetting these LOE cost reductions were increased LOE at the Cato Properties for the current quarter and current six months of $0.2 million and $0.4 million, respectively, to support higher levels of activity, as previously discussed under "—Operating Revenues."

        For the current quarter, our LOE per BOE, based on production, was $37.12, which is an improvement of $6.94 as compared to $44.06 for the prior year quarter. For the current six months, our LOE per BOE, based on production, was $37.93, which is an improvement of $6.92 as compared to $44.86 for the prior year six months. In general, secondary and tertiary LOE is higher than LOE for companies developing primary production because our fields are more mature and typically produce less oil and more water. We expect LOE to decrease during the 2010 fiscal year as we realize the continued benefit of lower service rates negotiated with vendors, and we expect LOE per BOE to decrease as production increases from the waterflood and EOR development activities we have implemented and are implementing as discussed under the "Overview—Drilling Capital Development and Operating Activities Update."

  Production and Ad Valorem Taxes

        For the current quarter, our production and ad valorem taxes were $0.5 million, which is $0.1 million higher than the prior year quarter of $0.4 million. The $0.1 million increase resulted from higher production taxes from increased operating revenue. Our production taxes as a percent of operating revenues for the current quarter of 6.5% was comparable to the prior year quarter of 5.9%.

        For the current six months, our production and ad valorem taxes were $1.0 million, which is $0.5 million lower than the prior year six months of $1.5 million. The $0.6 million decrease resulted from lower production taxes of $0.3 million due to lower operating revenues and reduced ad valorem taxes of $0.2 million due to lower property tax valuations by taxing authorities for the 2009 calendar year. Our production taxes as a percent of operating revenues for the current quarter of 6.4% was comparable to the prior year quarter of 6.7%.

  General and Administrative Expenses

        Our general and administrative ("G&A") expenses consist of support services for our operating activities and investor relations costs.

        For the current quarter, our G&A expenses totaled $2.9 million, which is $6.7 million lower than the prior year quarter of $9.5 million. The $6.7 million expense reduction resulted from reduced legal costs of $6.4 million, reduced stock-based compensation costs of $0.5 million, lower payroll and benefits costs of $0.2 million, and other reductions of $0.2 million, partially offset by increased costs related to the Merger of $0.8 million.

        For the current six months, our G&A expenses totaled $6.5 million, which is $7.9 million lower than the prior year six months of $14.4 million. The $7.9 million expense reduction resulted from reduced legal costs of $7.5 million, reduced stock-based compensation costs of $1.0 million, lower payroll and benefits costs of $0.5 million, and other reductions of $0.5 million, partially offset by increased costs related to the Merger of $1.5 million.

        The reduced payroll and benefits costs resulted from workforce reductions we implemented during the quarter ended March 31, 2009, which eliminated 25% of our home office staff and is estimated to reduce payroll and benefits costs by $0.8 million annually. The lower stock-based compensation costs are directly related to reduced issuances of stock options and restricted stock. Legal cost reduction occurred as we have settled all but one of our fire litigation claims during the fiscal year ended June 30, 2009. We expect continued decreases in future quarters' legal expenses.

  Exploration Expense

        During the current quarter, we recorded exploration expense of $5.0 million pertaining to the Nowata ASP Project. During December 2009, we finalized our performance analysis, which indicated the Nowata ASP Project did not result in increased oil production of significant quantities to be considered economically viable that would justify the recognition of proved reserves. Accordingly, at December 31, 2009, we recorded a $5.0 million pre-tax exploration expense.

  Impairment of Long-Lived Assets and Goodwill

        During the quarter ended December 31, 2009, we wrote down $0.3 million of costs associated with the ASP facility used for the Nowata ASP Project. The facility's water filtering process did not work properly with the oil-water fluid production at our Nowata Properties. We intend to use the ASP facility for future pilot tertiary projects at our Cato and Panhandle Properties.

        During the quarter ended December 31, 2008, we recorded a $22.4 million pre-tax impairment to our Barnett Shale Properties and a $0.7 million pre-tax impairment to the goodwill associated with our subsidiary which holds the equity in our Barnett Shale Properties. We recorded the impairments due to the decline in commodity prices which created an uncertainty in the likelihood of developing reserves associated with our Barnett Shale natural gas properties (the "Barnett Shale Properties") within the next five years.

  Depletion and Depreciation

        For the current quarter and current six months, our depletion and depreciation expense was $1.3 million and $2.5 million, respectively, which is a slight decrease of $0.1 million as compared to each of the corresponding prior year periods. This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers. The decrease is due to higher depreciation of non-oil and gas properties assets, partially offset by lower depletion costs due to lower depletion rates and lower crude oil and natural gas sales volumes (net) as previously discussed under "—Operating Revenues." For the current quarter and current six months, our depletion rate pertaining to our oil and gas properties was $10.49 per BOE and $10.54 per BOE, respectively. For the prior year quarter and prior year six months, our depletion rate pertaining to our oil and gas properties was $11.81 per BOE and $11.07 per BOE, respectively.

  Interest Expense and Other

        For the current and prior year quarters, we incurred interest expense of $0.3 million and $0.1 million, respectively. For the current and prior year six months, we incurred interest expense of and $0.5 million and $0.3 million, respectively. Our interest expense is a direct result of the credit agreements we entered into, as discussed in Note 4 to our Consolidated Financial Statements. The interest expense for the current and prior year quarters was reduced by $0.5 million and $0.1 million, respectively, for interest cost that was capitalized to the waterflood projects discussed under "Overview—Development Capital Expenditures and Operating Activities Update." The interest expense for the current and prior year six months was reduced by $1.0 million and $0.6 million, respectively, for the same reason. We incurred higher interest costs during the current year quarter due to higher outstanding debt balances.

  Gain (Loss) on Derivatives

        As discussed in Note 5 to our Consolidated Financial Statements, we have entered into financial derivatives contracts for our commodity sales and interest expense. For the current quarter, we recorded a loss on derivatives of $4.7 million as compared to a gain of $21.2 million for the prior year quarter. The current quarter loss of $4.7 million consisted of an unrealized loss of $5.8 million and a realized gain on settlements of derivative contracts of $1.1 million.

        For the current six months, we recorded a loss on derivatives of $5.2 million as compared to a gain of $45.0 million for the prior year six months. The current quarter loss of $5.2 million consisted of an unrealized loss of $8.1 million and a realized gain on settlements of derivative contracts of $2.9 million.

        The realized gain primarily pertains to the realization of commodity settlements, as crude oil and natural gas NYMEX prices were lower than the floor prices.

        The unrealized loss for the current quarter and six months reflects the fair value of the commodity derivatives as of December 31, 2009 as compared to September 30, 2009 and June 30, 2009, respectively. By their nature, these commodity derivatives can have a highly volatile impact on our earnings. A ten percent change in the prices for our commodity derivative instruments could impact our pre-tax earnings by approximately $29,000.

  Income Tax Benefit (Expense)

        For the current quarter, we had an income tax benefit of $4.4 million, as compared to an income tax expense for the prior year quarter of $2.4 million. For the current six months, we had an income tax benefit of $6.0 million, as compared to an income tax expense for the prior year six months of $10.5 million. The tax amounts for the prior year quarter and prior year six months included taxes related to discontinued operations as shown in Note 6 to our Consolidated Financial Statements. The decreased income taxes for the current quarter and current six months, as compared to the corresponding prior year periods, resulted from the decrease in taxable income. The effective income tax rates for the current quarter and current six months were 34.4% and 33.5%, respectively. The effective income tax rates for the prior year quarter and prior year six months were 40.3% and 39.2%, respectively. The prior year tax rates were higher due to an increase in the state tax rate.

  Loss from Discontinued Operations

        For the current quarter and current six months, we had no income from discontinued operations, as compared to income of $12.2 million and $11.4 million, respectively, for the prior year quarter and prior year six months. The prior year income pertains to our divestitures of the Pantwist, LLC and Corsicana Properties, as discussed in Note 6 to our Consolidated Financial Statements.

  Preferred Stock Dividend

        The preferred stock dividend for the current quarter of $0.4 million was a decrease of $0.5 million from $0.9 million for the prior year quarter. The preferred stock dividend for the current six months of $0.9 million was a decrease of $0.9 million from $1.8 million for the prior year six months. The decreases are attributable to our November and December 2008 repurchases of preferred stock. Due to the repurchases, our quarterly preferred stock dividends will be approximately $0.5 million per quarter of which 59% will be PIK, with the balance paid in cash. Also, the current quarter decrease includes a one-time adjustment of approximately $50,000 to adjust estimated federal withholding taxes applicable to the preferred stock dividend.

  New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards CodificationTM ("ASC") and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental GAAP. The ASC did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC became effective for us on July 1, 2009. This standard did not have an impact on our financial position, results of operations or cash flows. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been conformed to the appropriate section of the ASC.

        In December 2007, the FASB issued ASC 805 (formerly Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations). Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We adopted ASC 805 on July 1, 2009.

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

        In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133). ASC 815 expands the required disclosures to discuss the uses of derivative instruments; the accounting for derivative instruments and related hedged items under ASC 815, and how derivative instruments and related hedged items affect the company's financial position, financial performance and cash flows. We adopted ASC 815 on July 1, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

        In June 2008, the FASB issued ASC 260 (formerly EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the calculation of earnings per share under the two-class method. Under ASC 260, share-based payment awards that contain nonforfeitable rights to dividends are "participating securities", and therefore should be included in computing earnings per share using the two-class method. ASC 260 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 260 on July 1, 2009. The effect of adopting ASC 260 increased the number of shares used to compute our earnings per share; however, the adoption of ASC 260 did not have a material impact on our financial position, results of operations or cash flows.

        In December 2008, the FASB issued ASC 815 (formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock). ASC 815 affects companies that have provisions in their securities purchase agreements that provide for the reset of the current conversion price based upon new issuances by companies at prices below certain thresholds. Securities purchase agreements with such provisions will require the embedded derivative instrument to be bifurcated and separately accounted for as a derivative. Subject to certain exceptions, our preferred stock provides for resetting the conversion price if we issue new common stock below $5.75 per share. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 815 on July 1, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows as the reset conversion provision did not meet the definition of a derivative since it was not readily net-cash settled.

        In December 2008, the Securities and Exchange Commission (SEC) issued the final rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies lead to reliable conclusions about reserve quantities. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements specify for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. We are not required to conform to these SEC requirements until we file our annual report for our fiscal year ending June 30, 2010. The effect of adopting the SEC rule has not been determined; however, is not expected to have a material impact on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but prior to the issuance of financial statements. Specifically, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted ASC 855 on June 30, 2009 and considered subsequent events through February 12, 2010. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Item 4T.    Controls and Procedures.

        As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, our chief executive officer and chief financial officer concluded, as of December 31, 2009, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

        During the quarter ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        See Note 13 to our Consolidated Financial Statements which is incorporated into this "Item 1. Legal Proceedings" by reference.

Item 1A.    Risk Factors.

        Please refer to the "Risk Factors" section of the joint proxy statement/prospectus of Cano and Resaca that is included in Amendment No. 2 to the registration statement on Form S-4 filed by Resaca with the SEC on February 3, 2010 for a description of risks applicable to the proposed Merger of Cano and a wholly-owned subsidiary of Resaca and the combined company following the consummation of such Merger.

Item 6.    Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 29, 2009 by and among Resaca Exploitation, Inc., Resaca Acquisition Sub, Inc. and Cano Petroleum, Inc., incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on October 1, 2009.
3.1	Certificate of Incorporation of Huron Ventures, Inc., incorporated herein by reference to Exhibit 3.1 to Cano's Registration Statement on Form 10 SB (File No. 000-50386) filed with the SEC on September 4, 2003.
3.2	Certificate of Ownership of Huron Ventures, Inc. and Cano Petroleum, Inc., amending Cano's Certificate of Incorporation, incorporated herein by reference to Exhibit 3.2 to Cano's Annual Report on Form 10-KSB filed with the SEC on September 23, 2004.
3.3	Certificate of Amendment to Certificate of Incorporation of Cano Petroleum, Inc., incorporated herein by reference to Exhibit 3.8 to Cano's Post-Effective Amendment No. 2 on Form S-1 filed with the SEC on January 23, 2007.
3.4	First Amended and Restated Bylaws of Cano Petroleum, Inc., incorporated herein by reference to Exhibit 3.1 to Cano's Current Report on Form 8-K filed with the SEC on December 7, 2007.
3.5	Amendment to Amended and Restated Bylaws, dated October 20, 2008, incorporated herein by reference to Exhibit 3.1 to Cano's Current Report on Form 8-K filed with the SEC on October 24, 2008.
3.6	Second Amended and Restated By-Laws of Cano Petroleum, Inc. dated May 7, 2009, incorporated herein by reference to Exhibit 3.1 to Cano's Current Report on Form 8-K filed with the SEC on May 13, 2009.
3.7	Certificate of Designation for Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano's Current Report on Form 8-K filed with the SEC on June 8, 2004.
3.8	Certificate of Designation for Series C Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano's Current Report on Form 8-K filed with the SEC on July 15, 2004.
3.9	Certificate of Designation for Series D Convertible Preferred Stock incorporated herein by reference to Exhibit 3.1 to Cano's Current Report on Form 8-K filed with the SEC on September 7, 2006.
4.1	Registration Rights Agreement dated August 25, 2006 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 4.1 to the Amendment to Cano's Current Report on Form 8-K/A filed with the SEC on August 31, 2006.

Exhibit Number		Description
4.2		Registration Rights Agreement dated November 2, 2007 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 4.1 to Cano's Current Report on Form 8-K filed with the SEC on November 6, 2007.
4.3		Form of Common Stock certificate, incorporated herein by reference to Exhibit 4.9 to Cano's Registration Statement on Form S-3 (No. 333-148053) filed with the SEC on December 13, 2007.
4.4		Designation for Series A Convertible Preferred Stock, included in the Certificate of Incorporation of Huron Ventures, Inc., incorporated herein by reference to Exhibit 3.1 to Cano's registration statement on Form 10 SB (File No. 000-50386) filed with the SEC on September 4, 2003.
4.5		Certificate of Designation for Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano's Current Report on Form 8-K filed with the SEC on June 8, 2004.
4.6		Certificate of Designation for Series C Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano's Current Report on Form 8-K filed with the SEC on July 15, 2004.
4.7		Certificate of Designation for Series D Convertible Preferred Stock incorporated herein by reference to Exhibit 3.1 to Cano's Current Report on Form 8-K filed with the SEC on September 7, 2006.
10.1		Form of Stock Voting Agreement between Cano Petroleum, Inc. and certain holders of Series D Convertible Preferred Stock of Cano Petroleum, Inc., incorporated herein by reference to Exhibit 10.1 to Cano's Current Report on Form 8-K filed with the SEC on October 21, 2009.
10.2		Form of Stock Voting Agreement between Cano Petroleum, Inc. and S. Jeffrey Johnson, incorporated herein by reference to Exhibit 10.2 to Cano's Current Report on Form 8-K filed with the SEC on October 21, 2009.
10.3		Amendment No. 1 and Agreement dated December 30, 2009 among Cano Petroleum, Inc., certain Guarantors, certain Lenders and Union Bank, N.A., incorporated herein by reference to Exhibit 10.1 to Cano's Current Report on Form 8-K filed with the SEC on January 6, 2010.
10.4		Amendment No. 1 and Agreement dated December 30, 2009 among Cano Petroleum, Inc., certain Guarantors, certain Lenders and UnionBanCal Equities, Inc., incorporated herein by reference to Exhibit 10.2 to Cano's Current Report on Form 8-K filed with the SEC on January 6, 2010.
31.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANO PETROLEUM, INC.

Date: February 12, 2010	By:	/s/ S. JEFFREY JOHNSON S. Jeffrey Johnson Chief Executive Officer
Date: February 12, 2010	By:	/s/ BENJAMIN DAITCH Benjamin Daitch Senior Vice-President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
CANO PETROLEUM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
CANO PETROLEUM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CANO PETROLEUM, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY JULY 1, 2009 THROUGH DECEMBER 31, 2009 (Unaudited)
CANO PETROLEUM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CANO PETROLEUM, INC. NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES