Form 10-Q
period 2010-03-31
CANO PETROLEUM, INC
filed 2010-05-12
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32496

CANO PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry St., Suite 3200 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of May 12, 2010 was 45,570,147 shares.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CANO PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
In Thousands, Except Shares and Per Share Amounts	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$857	$392
Accounts receivable	2,533	2,882
Derivative assets	3,486	4,955
Assets held for sale (Note 6)	—	3,760
Inventory and other current assets	1,231	810
Total current assets	8,107	12,799
Oil and gas properties, successful efforts method	292,942	285,063
Less accumulated depletion and depreciation	(43,434)	(40,057)
Net oil and gas properties	249,508	245,006
Fixed assets and other, net	2,632	3,240
Derivative assets	—	2,882
Goodwill	101	101
TOTAL ASSETS	$260,348	$264,028

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,830	$4,395
Accrued liabilities	2,364	1,952
Deferred tax liabilities	898	1,431
Oil and gas sales payable	730	702
Derivative liabilities	227	159
Liabilities associated with discontinued operations (Note 6)	105	123
Current portion of long-term debt (Note 3)	65,000	—
Current portion of asset retirement obligations	236	86
Total current liabilities	73,390	8,848
Long-term liabilities
Long-term debt	—	55,700
Asset retirement obligations	3,043	2,785
Derivative liabilities	3,606	—
Deferred tax liabilities and other	17,779	22,831
Total liabilities	97,818	90,164
Temporary equity
Series D convertible preferred stock and cumulative paid-in-kind dividends; par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 23,849 issued at March 31, 2010 and June 30, 2009, respectively; liquidation preference at March 31, 2010 and June 30, 2009 of $27,822 and $26,987, respectively	26,240	25,405
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,273,224 and 45,570,147 shares issued and outstanding, respectively, at March 31, 2010; and 47,297,910 and 45,594,833 shares issued and outstanding, respectively, at June 30, 2009	5	5
Additional paid-in capital	190,485	189,526
Accumulated deficit	(53,503)	(40,375)
Treasury stock, at cost; 1,703,077 shares held in escrow at March 31, 2010 and June 30, 2009, respectively	(697)	(697)
Total stockholders’ equity	136,290	148,459
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$260,348	$264,028

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In Thousands, Except Per Share Data	2010	2009	2010	2009
Operating Revenues:
Crude oil sales	$4,924	$2,761	$14,045	$14,520
Natural gas sales	879	692	2,323	3,287
Other revenue	—	153	—	312
Total operating revenues	5,803	3,606	16,368	18,119

Operating Expenses:
Lease operating	3,598	3,992	11,785	13,687
Production and ad valorem taxes	476	329	1,365	1,662
General and administrative	2,912	2,157	9,360	16,561
Exploration expense (Note 11)	—	—	5,024	—
Impairment of long-lived assets (Note 12)	—	—	283	22,398
Depletion and depreciation	1,132	1,572	3,627	4,120
Accretion of discount on asset retirement obligations	68	76	203	225
Total operating expenses	8,186	8,126	31,647	58,653

Loss from operations	(2,383)	(4,520)	(15,279)	(40,534)

Other income (expense):
Interest expense and other	(486)	(149)	(908)	(357)
Impairment of goodwill	—	—	—	(685)
Gain (loss) on derivatives	788	3,486	(4,451)	48,480
Total other income (expense)	302	3,337	(5,359)	47,438

Income (loss) from continuing operations before income taxes	(2,081)	(1,183)	(20,638)	6,904
Deferred income tax benefit (expense)	587	360	6,803	(3,330)

Income (loss) from continuing operations	(1,494)	(823)	(13,835)	3,574
Income from discontinued operations, net of related taxes	1,722	114	2,066	12,089
Net income (loss)	228	(709)	(11,769)	15,663

Preferred stock dividend	(470)	(470)	(1,359)	(2,261)
Preferred stock repurchased for less than carrying amount	—	—	—	10,890

Net income (loss) applicable to common stock	$(242)	$(1,179)	$(13,128)	$24,292

Net income (loss) per share - basic
Continuing operations	$(0.04)	$(0.03)	$(0.33)	$0.27
Discontinued operations	0.04	—	0.05	0.26
Net income (loss) per share - basic	$—	$(0.03)	$(0.28)	$0.53

Net income (loss) per share - diluted
Continuing operations	$(0.04)	$(0.03)	$(0.33)	$0.27
Discontinued operations	0.04	—	0.05	0.23
Net income (loss) per share - diluted	$—	$(0.03)	$(0.28)	$0.50

Weighted average common shares outstanding
Basic	45,570	45,972	45,570	46,094
Diluted	45,570	45,972	45,570	53,254

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
JULY 1, 2009 THROUGH MARCH 31, 2010
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at July 1, 2009	47,297,910	$5	$189,526	$(40,375)	1,703,077	$(697)	$148,459

Forfeiture and surrender of restricted stock	(24,686)	—	(28)	—	—	—	(28)

Stock-based compensation expense	—	—	987	—	—	—	987

Preferred stock dividend	—	—	—	(1,359)	—	—	(1,359)

Net loss	—	—	—	(11,769)	—	—	(11,769)

Balance at March 31, 2010	47,273,224	$5	$190,485	$(53,503)	1,703,077	$(697)	$136,290

See accompanying notes to these unaudited financial statements.

CANO PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
In Thousands	2010	2009
Cash flow from operating activities:
Net income (loss)	$(11,769)	$15,663
Adjustments needed to reconcile net income (loss) to net cash provided by operations:
Unrealized loss (gain) on derivatives	8,051	(43,820)
Gain on sale of oil and gas properties	(2,488)	(19,244)
Accretion of discount on asset retirement obligations	205	229
Settlement of asset retirement obligations	(140)	—
Depletion and depreciation	3,654	4,172
Exploration expense	5,024	—
Impairment of oil and gas properties	283	25,914
Impairment of goodwill	—	685
Stock-based compensation expense	987	2,421
Deferred income tax expense (benefit)	(5,638)	10,257
Amortization of debt issuance costs and prepaid expenses	1,300	1,073
Treasury stock	—	(126)

Changes in assets and liabilities relating to operations:
Accounts receivable	775	2,480
Derivative assets	(336)	2,033
Inventory and other current assets and liabilities	(1,397)	(1,652)
Accounts payable	9	(1,541)
Accrued liabilities	364	(3,288)
Derivative liability	—	(367)
Net cash provided by operations	(1,116)	(5,111)

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(13,445)	(47,439)
Proceeds from sale of oil and gas properties	6,300	40,256
Net cash used in investing activities	(7,145)	(7,183)

Cash flow from financing activities:
Repayments of long-term debt	(3,000)	(73,500)
Borrowings of long-term debt	12,300	43,700
Payments for debt issuance costs	—	(927)
Proceeds from issuance of common stock, net	—	53,908
Repurchases of preferred stock	—	(10,377)
Payment of preferred stock dividend	(574)	(954)
Net cash provided by financing activities	8,726	11,850

Net increase in cash and cash equivalents	465	(444)
Cash and cash equivalents at beginning of period	392	771
Cash and cash equivalents at end of period	$857	$327

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$835	$1,307
Preferred stock repurchased for less than carrying amount	$—	$10,890

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2,264	$1,273

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano Petroleum, Inc. and its wholly-owned subsidiaries (“Cano”). Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The computation of stock-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. The computation of mark-to-market valuation of our commodity derivatives includes the observability of quoted market prices and an assessment of potential non-performance of the counterparties. It is possible these estimates could be revised in the near term, and these revisions could be material.

Significant assumptions are required in the valuation of proved crude oil and natural gas reserves, which may affect the amounts at which crude oil and natural gas properties are recorded. Our estimates of proved reserves materially impact depletion expense. If proved reserves decline, then the rate at which we record depletion expense increases. A decline in estimated proved reserves could result from lower prices, adverse operating results, mechanical problems at our wells and catastrophic events such as fires, hurricanes and floods. Lower prices also may make it uneconomical to drill wells or produce from fields with high operating costs. In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment. Our proved reserves estimates are based upon many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of crude oil and natural gas actually produced.

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

In December 2007, the FASB issued ASC 805 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations). Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We adopted ASC 805 on July 1, 2009 with no impact to our consolidated financial statements.

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

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133). ASC 815 expands the required disclosures to discuss the uses of derivative instruments, the accounting for derivative instruments and related hedged items under ASC 815, and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. We adopted ASC 815 on July 1, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2008, the Securities and Exchange Commission (the “SEC”) issued the final rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies lead to reliable conclusions about reserve quantities. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements specify for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. On April 20, 2010, the FASB issued Accounting Standards Update No. 2010-14, which became effective on January 1, 2010, to reflect changes to fossil fuel exploration and production technology over the past several decades. We are not required to conform to these SEC requirements until we file our annual report for our fiscal year ending June 30, 2010. The effect of adopting the SEC rule has not been determined; however, it is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but prior to the issuance of financial statements. Specifically, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted ASC 855 on June 30, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

2. PENDING MERGER WITH RESACA

On September 29, 2009, the boards of directors of Cano and Resaca Exploitation, Inc. (“Resaca”), a Texas corporation, approved an Agreement and Plan of Merger (the “Merger Agreement”) by and among Cano, Resaca and Resaca Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Resaca (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Cano (the “Merger”) and Cano will become a wholly-owned subsidiary of Resaca. Closing is anticipated before the end of June 2010; however, it is possible that factors outside of either company’s control could require us to complete the Merger at a later time or not to complete it at all.

Under the terms of the proposed Merger, each share of Cano common stock will be converted into the right to receive 2.10 shares of common stock of Resaca (or 0.42 shares of Resaca common stock after the proposed one-for-five reverse stock split is approved by the Resaca shareholders prior to the Merger) and each share of Cano Series D Convertible Preferred Stock (the “Preferred Stock”) will be converted into the right to receive one share of Resaca Series A Convertible Preferred Stock. The Merger is intended to be a tax-free transaction to the Cano stockholders to the extent that the Cano common stockholders receive Resaca common stock and the Cano preferred stockholders receive Resaca preferred stock as Merger consideration.

Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things: (1) approval of the holders of Cano common stock and Cano preferred stock, (2) approval of the holders of Resaca common stock, (3) the listing of Resaca common stock on the NYSE Amex, (4) the refinancing of existing bank debt of Resaca and Cano, (5) the receipt of required regulatory approvals, (6) Resaca’s application for readmission to the AIM Market of the London Stock Exchange, which is anticipated to occur simultaneous with the closing of the merger and (7) the effectiveness of a registration statement relating to the shares of Resaca common stock to be issued in conjunction with the Merger. The Merger Agreement contains certain termination rights for each of Cano and Resaca, including the right to terminate the Merger Agreement and to enter into a Superior Proposal (as such term is defined in the Merger Agreement). In the event of a termination of the Merger Agreement under certain specified circumstances described in the Merger Agreement, one party will be required to pay the other party a termination fee of $3,500,000.

On February 3, 2010, Resaca received a commitment for a new $200.0 million revolving senior secured credit facility with Union Bank of North America, N.A. (“UBNA”) for the combined company. UBNA is the administrative agent and issuing lender of the revolving senior secured credit facility. The facility has a maturity of July 1, 2012 and is expected to have an initial borrowing base of $90.0 million based upon the combined company’s estimated proved reserves.

On February 24, 2010, Cano and Resaca entered into Amendment No. 1 to the Merger Agreement, which extends the date on which either Cano or Resaca may terminate the Merger Agreement if the Merger has not become effective from February 28, 2010 to April 30, 2010.

On March 30, 2010, the shares of Resaca common stock to be issued in the Merger were approved for listing on the NYSE Amex.

On April 1, 2010, Cano and Resaca entered into Amendment No. 2 of the Merger Agreement, which extends the date on which either Cano or Resaca may terminate the Merger Agreement if the Merger has not become effective from April 30, 2010 to May 31, 2010, clarifies the rights of holders of Resaca Series A Preferred Stock with respect to issuances of securities by Resaca, and provides that, for the one year period following closing of the Merger, Resaca’s board committees shall consist of three or four directors (rather than four directors), with no less than two former Cano directors on each committee.

On April 5, 2010, Cano and Resaca entered into an investors’ rights agreement with the holders of the Preferred Stock. The investors’ rights agreement grants such shareholders substantially similar registration and other rights currently associated with the Cano Preferred Stock with respect to the shares of Resaca preferred stock to be received by them upon consummation of the Merger. Upon the consummation of the Merger, the Investors Rights Agreement will transfer the rights and obligations of Cano under that certain Securities Purchase Agreement, dated August 25, 2006, by and among Cano and the holders of the Cano Preferred Stock (the “SPA”) and that certain Registration Rights Agreement, dated August 25, 2006, by and among Cano and the holders of the Cano Preferred Stock (the “Registration Rights Agreement”) to Resaca and amends and restates the terms of the SPA and the Registration Rights Agreement. The Investors Rights Agreement shall not become effective until the closing of the Merger.

S. Jeffrey Johnson, our Chief Executive Officer and Chairman of our board of directors, owns approximately 3.7% of the Preferred Stock. During the three- and nine-month periods ended March 31, 2010, we paid preferred dividend payments to Mr. Johnson of approximately $20,000 and $59,000, respectively.

On April 28, 2010, Cano and Resaca entered into Amendment No. 3 of the Merger Agreement, which extends the date on which either Cano or Resaca may terminate the Merger Agreement if the Merger has not become effective from May 31, 2010 to June 30, 2010.

On April 29, 2010, Resaca filed Amendment No. 3 to its registration statement covering a proposed underwritten offering of Resaca common stock, which is expected to close in conjunction with the closing of the Merger.

3. LIQUIDITY

At March 31, 2010, we had cash and cash equivalents of $0.9 million. We had negative working capital of $65.3 million, which includes $65.0 million of long-term debt that was shown as a current liability. Excluding the current portion of long-term debt totaling $65.0 million, we had negative working capital of $0.3 million. For the nine-month period ended March 31, 2010, we had cash flow used in operations of $1.1 million and we incurred $1.7 million of Merger-related expenses.

As discussed in Note 6, on January 27, 2010, we sold our interests in certain oil and gas properties located in the Texas Panhandle for net proceeds of $6.3 million. We used a portion of the net proceeds to pay down our outstanding debt. As of May 12, 2010, we had available borrowing capacity of $1.1 million and a cash balance of $0.8 million.

As discussed in Note 4, the lenders under our two credit agreements agreed to waive the covenants relating to our leverage ratio and interest coverage ratio for the quarters ended December 31, 2009 and March 31, 2010, as we would have been out of compliance with such covenants as of both dates. Should the merger with Resaca not close by June 30, 2010, based upon our nine-month operating results through March 31, 2010, it is likely that we will not be in compliance with one or more of our financial covenants under our credit agreements as of June 30, 2010. Accordingly, since we did not receive covenant relief beyond March 31, 2010, our debt is classified as a current liability. Further, we will continue to seek covenant relief from our lenders, though there can be no assurance that we will be successful in obtaining such relief. If we are unable to obtain relief from our lenders, we will need to raise additional capital through the issuance of equity or the sale of a portion of our assets. There can be no assurance as to funding we would be able to raise, if any, in connection with any such equity issuances or asset sales. In addition, any such equity issuances could be highly dilutive to our existing stockholders and any such asset sales would require the consent of our lenders and, potentially, the holders of our outstanding common and Preferred Stock.

Our credit agreements, discussed in Note 4, include change of control provisions which require us to refinance the credit agreements at the close of the Merger. As discussed in Note 2, on February 3, 2010, Resaca received a commitment for a new $200.0 million revolving senior secured credit facility with UBNA for the combined company.

We believe the combination of cash on hand, cash flow generated from operations, and available borrowing capacity, as of May 12, 2010, will be sufficient to fund our operating and capital activities through the closing of the Merger, which is anticipated to occur in June 2010.

4. DEBT

At March 31, 2010 and June 30, 2009, the aggregate outstanding amounts under our credit agreements were $65.0 million and $55.7 million, respectively. The $65.0 million consisted of outstanding borrowings under the amended and restated credit agreement (the “ARCA”) and the subordinated credit agreement (the “SCA”) of $50.0 million and $15.0 million, respectively, all of which is classified as a current liability. At March 31, 2010, the average interest rates under the ARCA and the subordinated credit agreement were 2.75% and 6.26%, respectively.

Our debt consists of the ARCA and our subordinated credit agreement. Under the ARCA, our lenders are UBNA, acting as administrative agent, and Natixis. Under the subordinated credit agreement, our lender is UnionBanCal Equities, Inc. (“UBE”).

On December 30, 2009, we entered into Amendment No. 1 (the “ARCA Amendment No. 1”) to the ARCA, which specifies (i) our borrowing base was redetermined to be $60.0 million, which will remain in effect until it is redetermined in accordance with the ARCA, (ii) advances under the ARCA for any purpose other than to acquire proved, developed, producing oil and gas properties shall not exceed $52.0 million and (iii) the covenants relating to our leverage ratio and interest coverage ratio were waived for the fiscal quarter ending December 31, 2009 as we would have been out of compliance with such covenants as of December 31, 2009. We paid an amendment fee of $90,000 pursuant to the ARCA Amendment No. 1.

On March 30, 2010, Cano entered into Amendment No. 2 to the ARCA, which specifies the covenants relating to our leverage ratio and interest coverage ratio were waived for the fiscal quarter ending March 31, 2010. The amendment also specifies that if the ARCA has not been replaced, refinanced, or amended and restated on or before May 31, 2010, then we must pay an amendment fee amount of $90,000 on May 31, 2010.

As of May 12, 2010, the ARCA had outstanding borrowings of $50.9 million, and available borrowing capacity of $1.1 million.

On December 30, 2009, we entered into Amendment No. 1 (the “SCA Amendment”) to the SCA, which specifies the covenants relating to our leverage ratio and interest coverage ratio were waived for the fiscal quarter ending December 31, 2009. We paid an amendment fee of $22,500 pursuant to the SCA Amendment.

On March 30, 2010, we entered into Amendment No. 2 to the SCA, which specifies the covenants relating to our leverage ratio and interest coverage ratio were waived for the fiscal quarter ending March 31, 2010. The amendment also specifies that if the SCA has not been terminated on or before May 31, 2010, then we must pay an amendment fee amount of $22,500 on May 31, 2010.

5. DERIVATIVES

Our derivatives consist of commodity derivatives and an interest rate swap arrangement.

Commodity Derivatives

Pursuant to the ARCA and the SCA, discussed in Note 4, we are required to maintain our “collar” commodity derivative contracts. We entered into commodity derivative contracts to partially mitigate the risk associated with extreme fluctuations of prices for crude oil and natural gas sales. We have no obligation to enter into commodity derivative contracts in the future. Should we choose to enter into commodity derivative contracts to mitigate future price risk, we cannot enter into contracts for greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves for a given month. As of March 31, 2010, we maintained the following “collar” commodity derivative contracts with UBNA as our counterparty, which is one of the senior lenders under the ARCA:

Time Period	Floor Oil Price	Ceiling Oil Price	Barrels Per Day	Floor Gas Price	Ceiling Gas Price	Mcf per Day	Barrels of Equivalent Oil per Day(a)
4/1/10 - 12/31/10	$80.00	$108.20	333	$7.75	$9.85	1,567	594
4/1/10 - 12/31/10	$85.00	$101.50	233	$8.00	$9.40	1,033	406
1/1/11 - 3/31/11	$80.00	$107.30	333	$7.75	$11.60	1,467	578
1/1/11 - 3/31/11	$85.00	$100.50	200	$8.00	$11.05	967	361

(a) Computed by dividing the “Mcf per Day” by 6 and adding “Barrels per Day.”

On September 11, 2009, we entered into two fixed price commodity swap contracts with Natixis as our counterparty, which is one of our lenders under the ARCA. The fixed price swaps are based on West Texas Intermediate NYMEX prices and are summarized in the table below.

Time Period	Fixed Oil Price	Barrels Per Day
4/1/11 - 12/31/11	$75.90	700
1/1/12 - 12/31/12	$77.25	700

Interest Rate Swap Agreement

On January 12, 2009, we entered into a three-year LIBOR interest rate basis swap contract with Natixis Financial Products, Inc. (“Natixis FPI”) for $20.0 million in notional exposure. We entered into the interest rate swap agreement to partially mitigate the risk associated with interest rate fluctuations on our interest expense. Under the terms of the transaction, we will pay Natixis FPI, in three-month intervals, a fixed rate of 1.73% and Natixis FPI will pay Cano the prevailing three-month LIBOR rate.

During the three- and nine-month periods ended March 31, 2010 and 2009, respectively, the gain (loss) on derivatives reported in our consolidated statements of operations is summarized as follows (in thousands):

	Location of Gain (Loss) on	Three Months Ended March 31,		Nine Months Ended March 31,
	Derivatives	2010	2009	2010	2009
Settlements received/accrued on commodity derivatives	Other income (expense)	$753	$2,846	$3,799	$4,558
Settlements received—sale of “floor price” contracts on commodity derivatives	Other income (expense)	—	—	—	653
Settlements paid/accrued on commodity derivatives	Other income (expense)	—	—	—	(551)
Settlements paid/accrued on interest rate swap	Other income (expense)	(74)	—	(199)	—
Realized gain on derivatives	Other income (expense)	679	2,846	3,600	4,660
Unrealized gain (loss) on commodity derivatives	Other income (expense)	233	716	(7,754)	43,896
Unrealized loss on interest rate swap	Other income (expense)	(124)	(76)	(297)	(76)
Gain (loss) on derivatives	Other income (expense)	$788	$3,486	$(4,451)	$48,480

The realized gain (loss) on derivatives consists of actual cash settlements under our commodity collar and interest rate swap derivative agreements during the respective periods. The cash settlements received/accrued by us under commodity derivatives were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the “floor prices” set for the respective time periods and realized gains from the sale of uncovered “floor price” contracts as discussed below. The cash settlements paid/accrued by us under commodity derivatives were cumulative monthly payments due to our counterparty since the NYMEX crude oil and natural gas prices were higher than the “ceiling prices” set for the respective time periods. The cash settlements paid/accrued by us under the interest rate swap related to quarterly payments to our counterparty since the actual three-month LIBOR interest rate was lower than the fixed 1.73% rate we pay to the counterparty. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows as changes to current liabilities. At March 31, 2010 and June 30, 2009, we had recorded a receivable from our counterparty included in accounts receivable on our consolidated balance sheet of $0.3 million and $0.6 million, respectively.

During October 2008, we sold certain uncovered “floor price” commodity derivative contracts to our counterparty for $3.2 million and realized a gain of $0.7 million.

The unrealized gain (loss) on commodity derivatives represents estimated future settlements under our commodity derivatives and is based on mark-to-market valuation based on assumptions of forward prices, volatility and the time value of money as discussed below. We compared our internally derived valuation to our counterparties’ independently derived valuation to further validate our mark-to-market valuation. During the three-month period ended March 31, 2010, we recognized an unrealized gain in our consolidated statements of operations amounting to $0.2 million. During the nine-month period ended March 31, 2010, we recognized an unrealized loss on commodity derivatives in our consolidated statements of operations amounting to $7.8 million. During the three- and nine-month periods ended March 31, 2009, we recognized an unrealized gain on commodity derivatives in our consolidated statements of operations amounting to $0.7 million and $43.9 million, respectively.

The unrealized loss on interest rate swap represents estimated future settlements under our aforementioned interest rate swap agreement and is based on a mark-to-market valuation based on assumptions of interest rates, volatility and the time value of money as discussed below. During the three- and nine-month periods ended March 31, 2010, we recognized realized losses on interest rate swaps in our consolidated statements of operations amounting to $0.1 million and $0.2 million, respectively. During the three- and nine-month periods ended March 31, 2010, we recognized unrealized losses on interest rate swaps in our consolidated statements of operations amounting to $0.1 million and $0.3 million, respectively. During the three- and nine-month period ended March 31, 2009, we recognized unrealized losses on interest rate swaps in our consolidated statements of operations amounting to $0.1 million for each period.

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

We estimate our asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.”  The income valuation technique we utilize to determine the fair value of the liability at inception applies a credit-adjusted risk-free rate, which takes into account the our credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows.  Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

The estimated fair value of derivatives included in the consolidated balance sheet at March 31, 2010 is summarized below.

In thousands
Derivative assets (Level 2):
Crude oil collars and price floors—current	$712
Natural gas collars and price floors—current	2,774
Derivative liability (Level 2)
Interest rate swap—current	(227)
Interest rate swap—noncurrent	(18)
Derivative liability (Level 3)
Crude oil swap—noncurrent	(3,588)
Net derivative liabilities	$(347)

At September 30, 2009, our net derivative asset was classified as Level 2 as the subjectivity of our valuation for the effect of our own credit risk was insignificant. At December 31, 2009, since the subjective valuation of our own credit risk is significant, we reclassified our derivative liabilities as Level 3. At March 31, 2010, we continue to classify our derivative liabilities as Level 3 as presented in the table below.

In thousands	Beginning Balance	Total Gains (Losses) (a)	Purchases, Sales, Issuances, and Settlements, net	Transfers into Level 3	Ending balance	Unrealized Gains (Losses) for Level 3 Assets/Liabilities Outstanding at March 31, 2010
Derivatives assets (liabilities)	$—	$(2,944)	$—	$(644)	$(3,588)	$(3,588)

(a)	Total realized and unrealized gains are included in gain (loss) on commodity derivatives in the consolidated statements of operations.

The following table shows the reconciliation of changes in the fair value of the net derivative assets classified as Level 2 and 3, respectively, in the fair value hierarchy for the nine-month period ended March 31, 2010 (in thousands).

In thousands	Total Net Derivative Assets (Liabilities)
Balance at June 30, 2009	$7,678
Unrealized loss on derivatives	(8,051)
Settlements, net	26
Balance at March 31, 2010	$(347)

The change from net derivative assets of $7.7 million at June 30, 2009 to net derivative liabilities of $0.3 million at March 31, 2010 is attributable to the increases in crude oil and natural gas futures prices. These amounts are based on our mark-to-market valuation of these derivatives at March 31, 2010 and may not be indicative of actual future cash settlements.

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		June 30, 2009		March 31, 2010		June 30, 2009
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity derivative contracts	Derivatives – current	$3,486	Derivatives – current	$4,955	Derivatives – current	$—	Derivatives – current	$—
Commodity derivative contracts	Derivatives – noncurrent	—	Derivatives – noncurrent	2,670	Derivatives – noncurrent	(3,588)	Derivatives – noncurrent	—
Interest rate swaps	Derivatives – current	—	Derivatives – current	—	Derivatives – current	(227)	Derivatives – current	(159)
Interest rate swaps	Derivatives – noncurrent	—	Derivatives – noncurrent	212	Derivatives - noncurrent	(18)	Derivatives - noncurrent	—
Total derivatives not designated as hedging instruments		$3,486		$7,837		$(3,833)		$(159)
Total derivatives designated as hedging instruments		$—		$—		$—		$—
Total derivatives		$3,486		$7,837		$(3,833)		$(159)

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

On December 2, 2008, we completed the sale of our Corsicana oil and gas properties (the “Corsicana Properties”) for $0.3 million. In the three-month period ended September 30, 2008, we recorded a $3.5 million ($2.3 million after-tax) impairment of the Corsicana Properties, as we determined that we would not be developing its proved undeveloped reserves within the next five years.

On January 27, 2010, we completed the sale of our interests in certain oil and gas properties located in the Texas Panhandle (“Certain Panhandle Properties”) for net proceeds of $6.3 million, subject to customary post-closing adjustments which resulted in a pre-tax gain of $2.6 million, based on updated reserve information as of December 31, 2009. The sale had an effective date of January 1, 2010.

The operating results of Pantwist, LLC, the Corsicana Properties and the Certain Panhandle Properties for the three- and nine-month periods ended March 31, 2010 and 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In Thousands	2010	2009	2010	2009
Operating Revenues:
Crude oil sales	$12	$13	$35	$1,378
Natural gas sales	153	370	972	3,317
Total operating revenues	165	383	1,007	4,695
Operating Expenses:
Lease operating	23	79	178	865
Production and ad valorem taxes	11	46	118	389
Impairment of long-lived assets	—	—	—	3,516
Depletion and depreciation	—	13	27	52
Accretion of discount on asset retirement obligations	—	—	2	4
Interest expense, net	8	16	43	96
Total operating expenses	42	154	368	4,922
Gain (loss) on sale of properties	2,591	(65)	2,591	19,244
Income before income taxes	2,714	164	3,230	19,017
Income tax provision	(992)	(50)	(1,164)	(6,928)
Income from discontinued operations	$1,722	$114	$2,066	$12,089

Interest expense, net of interest income, was allocated to discontinued operations based on the percentage of operating revenues applicable to discontinued operations to the total operating revenues.

At June 30, 2009, on our consolidated balance sheet, the assets relating to the Certain Panhandle Properties are classified as assets held for sale and the liabilities are classified as liabilities associated with discontinued operations.

7. DEFERRED COMPENSATION

As of March 31, 2010, we had non-vested restricted shares totaling 386,668 shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value $000s
Non-vested restricted shares at June 30, 2009	480,001	$6.97	$3,344
Shares vested	(68,647)	$5.84	$(401)
Shares forfeited	(24,686)	$5.84	(144)
Non-vested restricted shares at March 31, 2010	386,668	$7.24	$2,799

The restricted share grants will vest to the employees based on future years of service ranging from one to three years depending on the life of the award agreement. Pursuant to the Merger discussed in Note 2, any non-vested restricted shares will vest upon the completion of the Merger. The fair value of the grants is based on our actual stock price on the date of grant multiplied by the number of restricted shares granted. As of March 31, 2010, the grant date value of non-vested restricted shares amounted to $2.8 million. For the three-month periods ended March 31, 2010 and 2009, we have expensed $0.2 million and $0.5 million, respectively, to stock compensation expense based on amortizing the fair value over the appropriate service period. For the nine-month period ended March 31, 2010 and 2009, we have expensed $0.8 million and $1.8 million, respectively, to stock compensation expense. The shares forfeited represent shares used to satisfy employees’ tax withholding obligations related to the vesting of their restricted shares.

8. STOCK OPTIONS

During the nine-month period ended March 31, 2010, we granted 16,032 stock options to two directors under our 2005 Long-Term Incentive Plan. The options were granted with an exercise price equal to our market price at the date of grant and vest immediately. The factors used to calculate the fair value of these options are summarized in the table below:

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

A summary of outstanding options as of March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2009	1,400,002	$4.42
Options granted	16,032	$1.03
Options forfeited	(86,017)	$5.24
Outstanding at March 31, 2010	1,330,017	$4.33

Based on our $1.17 stock price at March 31, 2010, the intrinsic value of both the options outstanding and exercisable was approximately $0.2 million.

Total options exercisable at March 31, 2010 amounted to 1,127,845 shares and had a weighted average exercise price of $4.12. Upon exercise, we issue the full amount of shares exercisable per the terms of the options from new shares. We have no plans to repurchase those shares in the future.

For each of the three-month periods ended March 31, 2010 and 2009, we recorded charges to stock compensation expense of $0.1 million for the estimated fair value of the options granted to our directors and employees. For each of the nine-month periods ended March 31, 2010 and 2009, we recorded charges to stock compensation expense of $0.2 million and $0.6 million, respectively. As of March 31, 2010, total compensation cost related to non-vested option awards not yet recognized was $0.2 million. We expect to recognize the remaining unrecognized amount over the related requisite service periods of one to three years. Pursuant to the Merger discussed in Note 2, the outstanding stock options will vest upon completion of the Merger.

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

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three- and nine-month periods ended March 31, 2010, and for the three-month period ended March 31, 2009 as their effects would have been anti-dilutive.

	March 31,
	2010	2009
Stock options	1,330,017	1,407,512
Preferred stock	4,147,652	4,147,652
PIK dividends	690,954	497,378

The following table reconciles earnings and shares used in the computation of basic and diluted earnings per share for the nine-month period ended March 31, 2009:

	Nine Months Ended March 31, 2009
In thousands, except per share data	Earnings ($000)	Shares	Earnings per Share
Basic	$24,292	46,094	$0.53
Effective of dilutive securities:
Conversion of preferred stock and PIK dividends	2,261	6,945
Stock options	—	215
Diluted	$26,553	53,254	$0.50

10. INCOME TAXES

The effective income tax rates for the three- and nine-month periods ended March 31, 2010 were 28.2% and 33.0%, respectively. The effective income tax rates for the three- and nine-month periods ended March 31, 2009 were 30.4% and 48.2%, respectively. The effective tax rate for the nine-month period ended March 31, 2009 was higher due to an increase in the state tax rate.

11. COSTS INCURRED FOR DRILLING AND EQUIPPING EXPLORATORY WELLS USING SECONDARY AND TERTIARY TECHNOLOGY

At June 30, 2009, we had one tertiary project, the alkaline-surfactant-polymer chemical injection pilot project at our Nowata Properties (the “Nowata ASP Project”), that was pending the determination of whether proved reserves have been found. During December 2009, we finalized our performance analysis, which indicated the Nowata ASP Project did not result in increased oil production of significant quantities to be considered economically sufficient to justify the recognition of proved reserves. Accordingly, during December 2009, we recorded a $5.0 million pre-tax exploration expense.

The following table reflects the net change in deferred exploratory project costs during the nine-month period ended March 31, 2010 for the Nowata ASP Project:

In Thousands
Balance at June 30, 2009	$4,849
Additions pending the determination of proved reserves	175
Deferred exploratory well costs charged to expense	(5,024)
Balance at March 31, 2010	$—

12. IMPAIRMENT OF LONG-LIVED ASSETS

During the three-month period ended December 31, 2009, we wrote down $0.3 million of costs associated with the ASP facility used for the Nowata ASP Project. The facility’s water filtering process did not work properly with the oil-water fluid production at our Nowata Properties. We intend to use the ASP facility for future pilot tertiary projects at our Cato and Panhandle Properties.

During the three-month period ended December 31, 2008, we recorded a $22.4 million pre-tax impairment to our Barnett Shale natural gas properties (“Barnett Shale Properties”) and a $0.7 million pre-tax impairment to the goodwill associated with our subsidiary which holds the equity in our Barnett Shale Properties. We recorded the impairments due to the decline in commodity prices which created an uncertainty in the likelihood of developing reserves associated with our Barnett Shale Properties within the next five years. The fair value for our Barnett Shale Properties was determined using estimates of future net cash flows, discounted to a present value, which is considered “Level 3” inputs as previously discussed in Note 5.

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

The Final Judgment was appealed and a decision was reached on March 11, 2009, as the Court of Appeals for the Tenth District of Texas in Amarillo affirmed in part and reversed in part the ruling of the 100th Judicial District Court. The Court of Appeals (a) affirmed the trial court’s granting of summary judgment in Cano’s favor for breach of contract/termination of an oil and gas lease and (b) reversed the trial court’s granting of summary judgment in Cano’s favor on plaintiffs’ claims of Cano’s negligence. The Court of Appeals ordered the case remanded to the 100th Judicial District Court. On March 30, 2009, the plaintiffs filed a motion for rehearing with the Court of Appeals and requested a rehearing on the trial court’s ruling in favor of the defendants on the plaintiffs’ breach of contract/termination of an oil and gas lease claim. On June 30, 2009, the Court of Appeals ruled to deny the plaintiffs’ motion for rehearing. On August 17, 2009 we filed an appeal with the Texas Supreme Court to request the reversal of the Court of Appeals ruling regarding our potential negligence. On December 11, 2009, the Texas Supreme Court declined to hear Cano’s appeal. Therefore, this case will be remanded to the district court for trial on the negligence claims.

Due to the inherent risk of litigation, the ultimate outcome of this case is uncertain and unpredictable. At this time, Cano management continues to believe that this lawsuit is without merit and will continue to vigorously defend itself and its subsidiaries, while seeking cost-effective solutions to resolve this lawsuit. Based on our knowledge and judgment of the facts as of May 12, 2010, we believe our financial statements present fairly the effect of the actual and the anticipated future costs to resolve this matter as of March 31, 2010.

There is no remaining insurance coverage for any claims associated with this fire litigation.

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

On July 2, 2009, the plaintiffs filed an amended complaint that added as defendants Cano, Cano’s Chief Executive Officer and Chairman of the Board, Jeff Johnson, Cano’s former Senior Vice President and Chief Financial Officer, Morris B. “Sam” Smith, Cano’s current Senior Vice President and Chief Financial Officer, Ben Daitch, Cano’s Vice President and Principal Accounting Officer, Michael Ricketts and Cano’s Senior Vice President of Engineering and Operations, Patrick McKinney, and dismissed Gerald W. Haddock, a former director of Cano, as a defendant. The amended complaint alleges that the prospectus for the Secondary Offering contained statements regarding Cano’s proved reserve amounts and standards that were materially false and overstated Cano’s proved reserves. The plaintiff is seeking to certify the lawsuit as a class action lawsuit and is seeking an unspecified amount of damages. On July 27, 2009, the defendants moved to dismiss the lawsuit. On December 3, 2009, the U.S. District Court for the Northern District of Texas granted motions to dismiss all claims brought by the plaintiffs. On December 18, 2009, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit. On April 5, 2010, Cano filed its appellate brief to support its position.  On April 19, 2010, the plaintiffs filed their response brief. Due to the inherent risk of litigation, the outcome of this lawsuit is uncertain and unpredictable; however, Cano, its officers and its outside directors intend to continue to vigorously defend the lawsuit.

Cano is cooperating with its directors and officers liability insurance carrier regarding the defense of the lawsuit. We believe that the potential amount of losses resulting from this lawsuit in the future, if any, will not exceed the policy limits of Cano’s directors’ and officers’ liability insurance.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, our ability to complete the Merger, the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques.

Statements in this Quarterly Report on Form 10-Q regarding Cano’s strategy, risk factors, capital budget, projected expenditures, liquidity and capital resources, and drilling and development plans reflect Cano’s current plans for the fiscal year ending June 30, 2010 as a stand-alone entity and do not take into account the impact of the proposed Merger with a wholly-owned subsidiary of Resaca, except where such statements specifically relate to the proposed Merger.

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

In September 2009, we entered into the Merger Agreement with Resaca as discussed under Note 2 of the Consolidated Financial Statements. The Merger is subject to customary conditions, including the approval of the common and preferred stockholders of Cano and the common shareholders of Resaca. The companies will hold separate meetings of their shareholders to approve the Merger. Assuming shareholder approval is received, the Merger is expected to be completed within a few days following the shareholder meetings. For more information regarding the proposed Merger, please refer to the joint proxy statement/prospectus of Resaca and Cano that is included in the registration statement on Form S-4 (File No. 333-162652) filed by Resaca with the SEC, the prospectus filed by Resaca that is included in the registration statement on Form S-1 (File No. 333-164551) filed by Resaca with the SEC and other relevant materials that may be filed by Cano or Resaca with the SEC.  The following discussion relates to our plans without regard to the potential impact of the proposed Merger.

At May 12, 2010, we had $0.8 million cash on hand and $1.1 million of available borrowing capacity.  At March 31, 2010, the aggregate outstanding amount under our credit agreements was $65.0 million, all of which is classified as a current liability.

Since December 31, 2009, we have been out of compliance with our leverage ratio and interest coverage ratio under our credit agreements, and based on our current estimates of income and expenses, it is likely that we will not be in compliance with one or more of our financial covenants under the ARCA and/or the

SCA as of June 30, 2010. If the pending Merger and the refinancing of our credit agreements do not occur by June 30, 2010, we will seek covenant relief from our lenders, though there can be no assurance that we will be successful in obtaining such relief. If we are unable to obtain covenant relief from our lenders, to negotiate amendments to our credit agreements or to obtain necessary funding from operations or outside capital raising activities, we could default on our obligations under one or both of our credit agreements, which default, if not cured or waived, could result in the acceleration of all indebtedness outstanding under our credit agreements and requires us to redeem our outstanding preferred stock.  At March 31, 2010, the redemption price of our preferred stock would have been $27.8 million. See “—Liquidity and Capital Resources—Liquidity” and “—Liquidity and Capital Resources—Credit Agreement Covenant Compliance.”

We are primarily focused on enhancing waterflood operations in our two largest properties, Cato and Panhandle. These development activities are more fully described below under “—Development Capital Expenditures and Operating Activities Update.” We believe our portfolio of crude oil and natural gas properties provides opportunities to apply our operational strategy.

Proved Reserves

Our June 30, 2009 proved reserves of 49.1 million barrels of oil equivalent (“MMBOE”), comprised 7.7 MMBOE of proved developed producing reserves (“PDP”), 2.4 MMBOE of proved developed non-producing reserves (“PDNP”), and 39.0 MMBOE of proved undeveloped reserves (“PUD”) based on crude oil and natural gas prices of $69.89 per barrel and $3.71 per MMBtu, respectively. Crude oil reserves accounted for 79% of our total reserves at June 30, 2009.

On April 5, 2010, we announced the results of a mid-year reserves review as of December 31, 2009 as estimated by Haas Petroleum Engineering Services, Inc. (“Haas”), our new independent petroleum engineer (Resaca’s independent petroleum engineers). The following table compares our proved reserves by property as of June 30, 2009 to December 31, 2009. The amounts are presented in thousands of barrels oil equivalent (“MBOE”).

(in MBOE)	June 30, 2009				December 31, 2009
Properties	PDP	PDNP	PUD	Proved	PDP	PDNP	PUD	Proved
Panhandle	3,440	—	25,433	28,873	2,462	383	20,990	23,835
Cato	1,858	530	13,582	15,970	1,095	724	13,216	15,035
Nowata	1,547	—	—	1,547	1,584	53	—	1,637
Davenport	744	565	—	1,309	685	507	—	1,192
Desdemona	147	1,251	—	1,398	419	888	16	1,323
Total Proved Reserves	7,736	2,346	39,015	49,097	6,245	2,555	34,222	43,022

As of December 31, 2009, our proved reserves total 43.0 MMBOE, or 6.1 MMBOE lower than our proved reserves of 49.1 MMBOE at June 30, 2009.  The primary contributors to the 6.1 MMBOE decrease are reduced PUD reserves at the Panhandle Properties of 4.4 MMBOE, reduced PDP reserves at the Cato Properties of 0.8 MMBOE, the sale of certain wells in the Panhandle Properties of 0.5 MMBOE (as discussed in Note 6 to our Consolidated Financial Statements) and production for the six-month period ended December 31, 2009 of 0.2 MMBOE.

Haas utilized the East Schafer Ranch waterflood as the analogy for assessing the PUD reserves for each lease of the Panhandle Properties. The East Shafer Ranch waterflood experienced a secondary recovery of 11% of the original oil in place, or OOIP, which equated to a secondary to primary ratio of 0.35. Haas, based solely on its professional experience and engineering judgment, determined that for the purpose of reporting the Panhandle Properties’ proved reserves, they would limit each of the Panhandle Properties’ waterflood recovery factors to a 0.35 secondary to primary ratio as a maximum, and not use a percentage of OOIP to determine proved reserves. In some cases, adjustments were made since the by lease production history appeared to have allocation issues. Haas’ decision to limit proved reserve recovery based upon a 0.35 secondary to primary ratio resulted in a proved reserve decrease of 3.1 MMBOE. Further, Haas looked at the delayed responses Cano has experienced at its Cockrell Ranch unit, along with reservoir conformance and permeability trends analyzed from core data, and decided to limit proved reserves to a 0.175 secondary to primary ratio for the Cockrell Ranch and the adjacent Pond Lease, resulting in a proved reserve decrease of 1.3 MMBOE. Haas determined that the reductions to the combined company’s proved reserves would be validly reclassified as probable reserves as proved reserves indicate a 90% likelihood that production will meet or exceed the booked value while probable reserves require a 50% confidence level to be so classified.

The reduction of PDP reserves at Cato Properties is a result of lower field production rates associated with lower water injection rates at the waterflood.

The reserve estimates as of December 31, 2009 do not include the effects of the SEC’s final rule, Modernization of Oil and Gas Reporting, issued in December 2008.  This final rule is effective for annual reports on Form 10-K for years ending on or after December 31, 2009.  Since early adoption of the final rule is prohibited, the final rule will be fully applied in our annual report on Form 10-K for the year ending June 30, 2010.

The base prices used to compute the crude oil and natural gas proved reserves represent the NYMEX crude oil and natural prices at December 31, 2009 of $79.39 per barrel and $5.82 per Mcf, respectively.  Crude oil reserves accounted for 77% of our total proved reserves at December 31, 2009.

The table below summarizes the changes in our proved reserves from June 30, 2009 to December 31, 2009.

Summary of Changes in Proved Reserves	MBOE
Reserves at June 30, 2009	49,097
Extensions and Discoveries	593
Sale of Producing Properties	(511)
Forecast Revisions	(5,959)
Production for the six-month period ended December 31, 2009	(198)
Reserves at December 31, 2009	43,022

Extensions and Discoveries totaling 593 MBOE include newly identified behind-pipe opportunities at our Cato and Panhandle Properties.  Additionally, approximately 311 MBOE of previously categorized PDNP reserves at the Desdemona Properties were reclassified to PDP reserves as we are in the midst of a development project to return to production previously shut-in gas wells from the Duke Sand formation.  Our development activities are more fully described below under “—Development Capital Expenditures and Operating Activities Update.”

Development Capital Expenditures and Operating Activities Update

For the quarter ending March 31, 2010 (“current quarter”) our production averaged 1,085 net barrels of oil equivalent per day (BOEPD). This is 6.6% lower as compared to production of 1,162 BOEPD for the quarter ended March 31, 2009 (“prior year quarter”) and 1.4% higher as compared to production of 1,070 net BOEPD for the quarter ended December 31, 2009. Production for the nine-month period ended March 31, 2010 (“current nine months”) of 1,086 net BOEPD was 3.5% lower as compared to the nine-month period ended March 31, 2009 (“prior year nine months”) of 1,126 net BOEPD.  For both the current quarter and current nine months, the production decrease was largely attributable to a reduction at our Cato Properties of 73 BOEPD and 20 BOEPD, respectively, due to mandatory lower waterflood injection volumes. At our other properties, normal field declines of production were offset by workover activities and an active return-to-production program at the Desdemona Field.

For the year ending June 30, 2010 (the “2010 Fiscal Year”), our Board of Directors approved a development capital expenditure budget of $13.9 million (excludes capitalized general and administrative and interest expenses). Our development capital budget is designed to maintain our current level of production and to minimize drawing on the ARCA until the proposed Merger is completed. The development capital budget is as follows:

•                  $5.4 million at the Cato Properties; $4.2 million incurred for the current nine months,

•                  $7.8 million at the Panhandle Properties; $5.8 million incurred for the current nine months, and

•                  $0.7 million at the remaining Properties; $0.6 million incurred for the current nine months.

For the current nine months, we have incurred $10.6 million of the $13.9 million budgeted for development capital expenditures. The financing of our development capital expenditures is discussed below under “—Liquidity and Capital Resources.”

The following is a discussion of our field level activity during the current nine months and planned activity during the balance of the 2010 Fiscal Year.

Cato Properties.  Our 2010 Fiscal Year development capital plan included expanding the waterflood footprint from 640 acres to approximately 1,000 acres by adding three new injection wells, which were put into service in the second quarter of our 2010 Fiscal Year. We have identified a new source of water in a non-productive formation within our acreage, and have confirmed that the water well is capable of producing 2,500 to 3,000 barrels of water per day. This new water source formation has been penetrated in a number of existing wellbores in the Cato Properties and confirms the reservoir continuity necessary to validate it as a reliable water source for future expansion of the Cato waterflood.  As we develop this new water source, we will be able to increase the waterflood footprint without decreasing the injection rate at our existing injectors, which should enable us to maintain production from existing producing wells at current levels. We averaged 14,000 barrels of water injection per day (“BWIPD”) during the quarter ended September 30, 2009.  We experienced a decrease to 12,000 BWIPD during our second and third quarters as we measured increasing injection pressures in the northern part of the flood area and we were required, under our existing waterflood permit, to reduce the injection rate in these wells. On May 6, 2010, we received administrative approval from the New Mexico Oil and Gas Conservation Division to increase injection pressures at the 14 active wells to our current physical plant capabilities of approximately 21,000 BWIPD.  We expect to see increasing fluid production rates and corresponding increasing oil rates as injection rates increase. Further development plans for the Cato Properties include behind-pipe recompletions, restoration of production from the Tom-Tom and Tomahawk fields, and the drilling of a Morrow formation test well.  These development plans are contemplated to begin after the completion of the Merger.

Net production at the Cato Properties for the current quarter was 241 BOEPD, which was 11 BOEPD lower as compared to 252 BOEPD for the quarter ended December 31, 2009.  The 11 BOEPD decrease resulted from the reduction in injected water and redistribution of water injection at the waterflood.  Net production at the Cato Properties for the current nine months was 264 BOEPD.  Net production at the Cato Properties for the prior year quarter and prior year nine months was 313 BOEPD and 284 BOEPD, respectively.

Panhandle Properties.  In the quarter ended September 30, 2009 we retained an independent engineering firm to assist us with reservoir analysis and simulation modeling at the Cockrell Ranch unit. Based on this engineering firm’s recommendations, we established a controlled water injection pattern to gauge the effects of optimizing water injection into the highest remaining crude oil saturation intervals of the Brown Dolomite formation.  We are essentially performing a “Mini-Flood” in the key target interval at the Cockrell Ranch unit. The result of this field observation, coupled with rigorous reservoir simulation modeling, is expected to demonstrate an optimal pattern for waterflooding the balance of the Cockrell Ranch unit with an increasingly predicable production profile. Moreover, the field observation and modeling results will improve the planning of future development programs for the remaining leases located within our Panhandle Properties. To isolate the observed wells, we had temporarily shut-in production during most of the quarter ended September 30, 2009, which reduced Panhandle production by 25 net BOEPD.  All production that was shut-in for the controlled injection project was restored on September 28, 2009. We have experienced positive results from the controlled injection project.  Oil production from wells in the affected area has increased to at or above target levels of 8-12 BOEPD on a per well basis.  These results, coupled with the accompanying reservoir simulation modeling, should allow a comprehensive analysis of the potential for the Cockrell Ranch Unit.  Results of the studies should be completed in the third calendar quarter of 2010.

Net production at the Panhandle Properties, as adjusted for the sale of Certain Panhandle Properties as discussed in Note 6 to the Consolidated Financial Statements, for the current quarter and current nine months was 481 BOEPD and 479 BOEPD, respectively. During the current nine months, we constructed gathering lines to redirect natural gas production from Eagle Rock Field Services L.P. (“Eagle Rock”) to DCP Midstream, LP (“DCP”).  As of March 31, 2010, we had redirected approximately 80% of the natural gas production previously delivered to Eagle Rock to DCP.  Net production at the Panhandle Properties for the prior year quarter and prior year nine months was 498 BOEPD and 485 BOEPD, respectively.

Desdemona Properties.  We are in the midst of a project to return to production previously shut-in gas wells from the Duke Sand formation.  We converted approximately 311 MBOE of previously PDNP reserves to PDP reserves with the return-to-production (“RTP”) of 12 previously shut-in wells in December 2009. Production increased from 46 BOEPD for the second quarter ending December 31, 2009 to 69 BOEPD for the current quarter without the benefit of selling any natural gas liquids (“NGLs”). We plan to RTP the remaining 13 wells during the quarter ended June 30, 2010. Production from all of the RTP gas wells, including associated NGL recovery from our gas plant, is expected to be approximately 10-20 Mcfe per day for each gas well returned to production. We restarted our gas plant in April 2010 and expect to realize the full benefit of these produced volumes in May 2010.

During the current quarter, we drilled one new well to a total depth of 3,650 feet to test the Marble Falls, Atoka and Strawn Sand formations.  We have completed the new well in the Strawn Sand formation at a depth of 1,750 feet.  The well had initial production, on April 16, 2010, of 20 BOPD, 50 MCFPD and 450 BWPD.  We are currently evaluating three offset locations for future Strawn Sand development in the Desdemona Properties.

Net production at the Desdemona Properties for the current quarter and current nine months was 69 BOEPD and 51 BOEPD, respectively.  Net production at the Desdemona Properties for the prior year quarter and prior year nine months was 55 BOEPD and 61 BOEPD, respectively. During July 2009, we shut-in our Barnett Shale natural gas wells based upon the then current and the outlook for natural gas prices from the Barnett Shale wells.

Nowata Properties.  Net production for the current quarter and current nine months was 222 BOEPD and 219 BOEPD, respectively. Net production for the prior year quarter and prior year nine months was 227 BOEPD and 222 BOEPD, respectively.

Davenport Properties.  Net production for the current quarter and current nine months was 78 BOEPD and 75 BOEPD, respectively. Net production for the prior year quarter and prior year nine months was 70 BOEPD for each time period.

Liquidity and Capital Resources

Pending Merger with Resaca

Presently, we are pursuing a Merger with Resaca, as discussed in Note 2 to our Consolidated Financial Statements.  Closing is anticipated before the end of June 2010; however, it is possible that factors outside of either company’s control could require us to complete the Merger at a later time or not to complete it at all.

Liquidity

At March 31, 2010, we had cash and cash equivalents of $0.9 million. We had negative working capital of $65.3 million, which includes $65.0 million of long-term debt that was shown as a current liability. Excluding the current portion of long-term debt totaling $65.0 million, we had negative working capital of $0.3 million. For the nine-month period ended March 31, 2010, we had cash flow used in operations of $1.1 million and we incurred $1.7 million of Merger related expenses.

As discussed in Note 6 to our Consolidated Financial Statements, on January 27, 2010, we sold our interests in certain oil and gas properties located in the Texas Panhandle for net proceeds of $6.3 million. We used a portion of the net proceeds to pay down our outstanding debt. As of May 12, 2010, we had available borrowing capacity of $1.1 million and a cash balance of $0.8 million.

As discussed in Note 4 to our Consolidated Financial Statements, the lenders under our two credit agreements agreed to waive the covenants relating to our leverage ratio and interest coverage ratio for the quarters ended December 31, 2009 and March 31, 2010, as we would have been out of compliance with such covenants as of both dates. Should the merger with Resaca not close by June 30, 2010, based upon our nine-month operating results through March 31, 2010, it is likely that we will not be in compliance with one or more of our financial covenants under our credit agreements as of June 30, 2010. Accordingly, since we did not receive covenant relief beyond March 31, 2010, our debt is classified as a current liability. Further, we will seek covenant relief from our lenders, though there can be no assurance that we will be successful in obtaining such relief. If we are unable to obtain relief from our lenders, we will need to raise additional capital through the issuance of equity or the sale of a substantial portion of our assets. There can be no assurance as to funding we would be able to raise, if any, in connection with any such equity issuances or asset sales. In addition, any such equity issuances could be highly dilutive to our existing stockholders and any such asset sales would require the consent of our lenders and, potentially, the holders of our outstanding common and preferred stock.

Our credit agreements, discussed in Note 4 to our Consolidated Financial Statements, include change of control provisions which require us to refinance the credit agreements at the close of the Merger. As discussed in Note 2 to our Consolidated Financial Statements, on February 3, 2010, Resaca received a commitment for a new $200.0 million revolving senior secured credit facility with UBNA for the combined company.

We believe the combination of cash on hand, cash flow generated from operations, and available borrowing capacity, as of May 12, 2010, will be sufficient to fund our operating and capital activities through the closing of the Merger.

Historically, our primary sources of capital and liquidity have been issuance of equity securities, borrowings under our credit agreements, and cash flows from operating activities. To develop our reserves as reported in our December 31, 2009 reserve report, we will require access to the capital markets in three of the next five years, as our projected capital expenditures are greater than projected cash flow from operations through December 2014.

Credit Agreement Covenant Compliance

Both the ARCA and the SCA have a current ratio covenant that requires us to maintain a ratio of not less than 1.00 to 1.00 for each fiscal quarter. The current ratio is calculated by dividing current assets (as defined in both credit agreements) by current liabilities (as defined in both credit agreements). Current assets include unused borrowing base under the ARCA and the aggregate availability under the SCA. Current liabilities exclude all current portions of long-term debt other than any current debt relating to the Preferred Stock and liabilities for asset retirement obligations. Current assets and current liabilities exclude derivative assets and liabilities. At March 31, 2010, our ratio of current assets to current liabilities was 1.84 to 1.00. The calculation and reconciliation of current assets and current liabilities, as defined by GAAP, to current assets and current liabilities, as defined in the credit agreements is as follows (in thousands):

	March 31, 2010
Current assets (GAAP)	$8,107
Unused borrowing base at March 31, 2010	10,000	(1)
Less: derivative assets	(3,486)
Modified current assets (non-GAAP)	$14,621	(A)

Current liabilities (GAAP)	$73,390
Less: current portion of long-term debt	(65,000)
Less: derivative liabilities	(227)
Less: asset retirement obligation	(236)
Modified current liabilities (non-GAAP)	$7,927	(B)

Modified current ratio (A) / (B)	1.84 to 1.00

(1)           Represents the $60.0 million borrowing base under the ARCA at March 31, 2010, less $50.0 million of debt outstanding under the ARCA at March 31, 2010.

We were not in compliance with the covenants relating to our leverage ratio and interest coverage ratio for the quarters ended December 31, 2009 and March 31, 2010. The leverage ratio is the ratio of consolidated Debt (as defined in both credit agreements) to consolidated EBITDA (as defined in both credit agreements) for the cumulative four fiscal quarter periods.  Under the ARCA and SCA, the leverage ratio cannot be greater than 4.00 to 1.00 and 4.50 to 1.00, respectively.  The interest coverage ratio is the ratio of consolidated EBITDA (as defined in both credit agreements) to consolidated Interest Expense (as defined in both agreements) for the cumulative four fiscal quarter periods.  Under the ARCA and SCA, the interest coverage ratio cannot be less than 3.00 to 1.00 and 2.50 to 1.00, respectively.

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

Results of Operations

For the current quarter, we had a loss applicable to common stock of $0.2 million, which was an improvement of $1.0 million as compared to the prior year quarter of a $1.2 million loss applicable to common stock. The $1.0 million earnings improvement primarily related to higher operating revenues of $2.2 million and increased income from discontinued operations of $1.6 million, partially offset by reduced gain on derivatives of $2.7 million.

For the current nine months, we had a loss applicable to common stock of $13.1 million, which was a $37.4 million decrease as compared to the $24.3 million income applicable to common stock incurred for the prior year nine months. Items contributing to the $37.4 million earnings decrease were reduced gain on derivatives of $52.9 million, lower income from discontinued operations of $10.0 million, decreased income from the preferred stock repurchased for less than the carrying amount of $10.9 million and lower operating revenues of $1.7 million. Partially offsetting the earnings decrease were lower operating expenses of $27.0 million, which is primarily attributable to a $22.4 million charge for impairment of long-lived assets during the prior year nine months.

These items will be addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the three- and nine-month periods ended March 31, 2010 and 2009.

	Three months ended March 31,		Increase	Nine months ended March 31,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating Revenues (in thousands)	$5,803	$3,606	$2,197	$16,368	$18,119	$(1,751)
Sales Volumes
Crude Oil (MBbls)	68	78	(10)	208	220	(12)
Natural Gas (MMcf)	90	124	(34)	324	398	(74)
Total (MBOE)	83	99	(16)	262	286	(24)
Average Realized Price
Crude Oil ($/ Bbl)	$72.62	$35.40	$37.22	$67.56	$65.97	$1.59
Natural Gas ($/ Mcf)	$9.70	$5.41	$4.29	$7.17	$8.26	$(1.09)
Operating Revenues and Commodity Derivative Settlements (in thousands)	$6,556	$6,452	$104	$20,167	$22,126	$(1,959)
Average Adjusted Price (includes commodity derivative settlements)
Crude Oil ($/ Bbl)	$75.32	$62.32	$13.00	$73.48	$79.71	$(6.23)
Natural Gas ($/Mcf)	$15.99	$11.26	$4.73	$15.09	$10.74	$4.35

The current quarter operating revenues of $5.8 million are $2.2 million higher as compared to the prior year quarter of $3.6 million. The $2.2 million increase is primarily attributable to higher average prices received for crude oil and natural gas sales of $2.5 million and $0.4 million, respectively, partially offset by lower crude oil and natural gas sales volumes which combined to reduce revenues by $0.6 million.

The current nine months operating revenues of $16.4 million are $1.7 million lower as compared to the prior year nine months of $18.1 million. The $1.7 million decrease is primarily attributable to lower crude oil and natural gas sales volumes which reduced revenues by $0.8 million and $0.6 million, respectively, and lower average prices received for natural gas sales of $0.4 million and lower other revenue of $0.3 million.  Partially offsetting these revenue decreases were higher prices received for crude oil sales of $0.3 million.

The average prices we received for our crude oil and natural gas sales are supplemented by commodity derivative settlements received for the three- and nine month-periods ending March 31, 2010 and 2009, as presented in the preceding table. As discussed in Note 5 to our Consolidated Financial Statements, if crude oil and natural gas NYMEX prices are lower than derivative floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price (i.e. realized gain). Conversely, if crude oil and natural gas NYMEX prices are higher than the derivative ceiling prices, we will pay our counterparty for the difference between the NYMEX price and ceiling price (i.e. realized loss).

Crude Oil Sales Volumes.    Our current quarter crude oil sales were 10 MBbls lower as compared to the prior year quarter. This resulted from lower sales from our Cato Properties of 6 MBbls and from our Panhandle Properties of 4 MBbls due to severe weather during January and February 2010 which temporarily curtailed production.  The sales decrease at the Cato Properties resulted from the reduction of injected water and redistribution of water injection at the waterflood which resulted in lower production, as discussed under “Overview—Drilling Capital Development and Operating Activities Update.”

Our current nine months crude oil sales were 12 MBbls lower as compared to the prior year nine months due to the reasons previously discussed and lower sales from our Panhandle Properties due to temporary shut-in production at the Cockrell Ranch waterflood resulting from the controlled injection project surveillance, as previously discussed under the “Overview—Drilling Capital Development and Operating Activities Update.”All Cockrell Ranch production that had been shut-in for the controlled injection project was restored on September 28, 2009.

Natural Gas Sales Volumes.    Our current quarter natural gas sales were 34 MMcf lower as compared to the prior year quarter primarily due to reduced sales at our Cato Properties of 21 MMcf, the Panhandle Properties of 8 MMcf and the Desdemona Properties of 7 MMcf.  The sales reduction at the Cato Properties occurred as the natural gas purchaser temporarily declined to take our natural gas production for most of the current quarter.  Gas sales resumed at the Cato Properties in mid-March 2010. The lower natural gas sales at the Panhandle Properties resulted from the severe weather, as previously discussed.  Lower sales at our Desdemona Properties resulted as the gas plant was temporarily shut-in to equip the plant to handle increased natural gas production from the return to production of 25 shut-in gas wells as previously discussed under the “Overview—Drilling Capital Development and Operating Activities Update.”

Our current nine months natural gas sales were 74 MMcf lower as compared to the prior year nine months primarily due to lower sales at the Desdemona Properties of 30 MMcf, Panhandle Properties of 24 MMcf and Cato Properties of 17 MMcf.  Lower natural gas sales at the Desdemona Properties resulted from the shut-in natural gas production from our Barnett Shale wells during July 2009, based upon the current and near-term outlook of natural gas prices and the reactivation of our gas plant, as previously discussed.  Lower natural gas sales at the Panhandle Properties resulted from severe weather and from the controlled production project at Cockrell Ranch waterflood, as previously discussed, and one of our gas purchasers experienced an unplanned plant outage from mid-August 2009 through the end of September 2009, which resulted in reduced natural gas and NGL sales. Lower natural gas sales at the Cato Properties resulted from the purchaser temporarily declining to take natural gas production, as previously discussed.

Crude Oil and Natural Gas Prices.    The average price we receive for crude oil sales is generally at market prices received at the wellhead, except for the Cato Properties, for which we receive below market prices due to the level of impurities in the oil. The average price we receive for natural gas sales is approximately the market price received at the wellhead, adjusted for the value of natural gas liquids, less transportation and marketing expenses. As previously discussed, we have commodity derivatives in place that mitigate future price risk.

We expect to grow sales through our development plans as previously discussed under “Overview—Development Capital Expenditures and Operating Activities Update.”

Operating Expenses

For the current quarter, our total operating expenses were $8.2 million, which approximated the prior year quarter of $8.1 million. Lower lease operating expenses of $0.4 million and lower depletion and depreciation expense of $0.4 million were offset by increased general and administrative of $0.8 million and increased production taxes of $0.1 million.

For the current nine months, our total operating expenses were $31.6 million, which is a decrease of $27.0 million as compared to the prior year nine months of $58.7 million. The prior year nine months included an impairment of long-lived assets of $22.4 million, which is the primary reason for the overall decrease. In addition, we had reduced general and administrative of $7.2 million, lower lease operating expenses of $1.9 million and lower depletion and depreciation expense of $0.5 million, partially offset by the exploration expense of $5.0 million recorded during the current nine months.

Lease Operating Expenses

Our lease operating expenses (“LOE”) consist of the costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, workovers and utilities.

For the current quarter, our LOE was $3.6 million, which is $0.4 million lower than the prior year quarter of $4.0 million. The LOE decrease for the current quarter of $0.4 million resulted primarily from reduced service rates negotiated with the vendors of $0.3 million, lower electricity expense of $0.1 million and the shut-in of our Barnett Shale natural gas wells, as previously discussed under “Operating Revenues,” which reduced LOE by $0.1 million.  Partially offsetting these LOE cost reductions were increased LOE at the Cato Properties of $0.1 million to support increased focus on production activities.

For the current nine months, our LOE was $11.8 million, which is $1.9 million lower than the prior year nine months of $13.7 million. The LOE decreases for the current nine months of $1.9 million resulted primarily from reduced service rates negotiated with vendors of $1.2 million, lower electricity expense of $0.8 million and the shut-in of our Barnett Shale natural gas wells which reduced LOE by $0.5 million. Partially offsetting these LOE cost reductions were increased LOE at the Cato Properties $0.6 million to support increased focus on production activities.

For the current quarter, our LOE per barrels of oil equivalent (“BOE”), based on production, was $36.88, which is an improvement of $1.22 as compared to $38.10 for the prior year quarter. For the current nine months, our LOE per BOE, based on production, was $39.80, which is an improvement of $5.27 as compared to $45.07 for the prior year nine months. In general, secondary and tertiary LOE is higher than LOE for companies developing primary production because our fields are more mature and typically produce less oil and more water. We expect LOE to decrease during the 2010 fiscal year as we realize the continued benefit of lower service rates negotiated with vendors, and we expect LOE per BOE to decrease as production increases from the waterflood and EOR development activities we have implemented and are implementing as discussed under the “Overview—Drilling Capital Development and Operating Activities Update.”

Production and Ad Valorem Taxes

For the current quarter, our production and ad valorem taxes were $0.5 million, which is $0.2 million higher than the prior year quarter of $0.3 million. The $0.2 million increase resulted from higher production taxes from increased operating revenue. Our production taxes as a percent of operating revenues for the current quarter were 6.4% as compared to the prior year quarter of 5.5%.

For the current nine months, our production and ad valorem taxes were $1.4 million, which is $0.3 million lower than the prior year nine months of $1.7 million. The $0.3 million decrease resulted from lower production taxes of $0.1 million due to lower operating revenues and reduced ad valorem taxes of $0.2 million due to lower property tax valuations by taxing authorities for the 2009 calendar year. Our production taxes as a percent of operating revenues for the current nine months of 6.4% was comparable to the prior year nine months of 6.5%.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of support services for our operating activities and investor relations costs.

For the current quarter, our G&A expenses totaled $2.9 million, which is $0.7 million higher than the prior year quarter of $2.2 million. The $0.7 million increase resulted from higher legal costs of $1.1 million partially offset by lower stock-based compensation costs of $0.4 million.  The $1.1 million increase in legal expenses is due to the current quarter including $0.3 million of costs pertaining to litigation and Merger related activities and the prior year quarter included a settlement received from the former owners of the Panhandle Properties pertaining to the fire litigation.  The lower stock-based compensation costs are directly related to reduced issuances of stock options and restricted stock.

For the current nine months, our G&A expenses totaled $9.4 million, which is $7.2 million lower than the prior year nine months of $16.6 million. The $7.2 million expense reduction resulted primarily from reduced litigation costs of $6.4 million, reduced stock-based compensation costs of $1.4 million, and lower payroll and benefits costs of $0.6 million.  Partially offsetting these expense reductions were increased costs related to the Merger of $1.7 million. The reduced payroll and benefits costs resulted from workforce reductions we implemented during the quarter ended March 31, 2009, which eliminated 25% of our home office staff. The lower stock-based compensation was previously discussed. The litigation cost reduction occurred as we settled all but one of our fire litigation claims during the fiscal year ended June 30, 2009. We expect continued decreases in future quarters’ legal expenses after we close the proposed Merger with Resaca.

Exploration Expense

During the current nine months, we recorded exploration expense of $5.0 million pertaining to the Nowata ASP Project. During December 2009, we finalized our performance analysis, which indicated the Nowata ASP Project did not result in increased oil production of significant quantities to be considered economically viable that would justify the recognition of proved reserves. Accordingly, at December 31, 2009, we recorded a $5.0 million pre-tax exploration expense.

Impairment of Long-Lived Assets and Goodwill

During the quarter ended December 31, 2009, we wrote down $0.3 million of costs associated with the ASP facility used for the Nowata ASP Project. The facility’s water filtering process did not work properly with the oil-water fluid production at our Nowata Properties. We intend to use the ASP facility for future pilot tertiary projects at our Cato and Panhandle Properties.

During the quarter ended December 31, 2008, we recorded a $22.4 million pre-tax impairment to our Barnett Shale Properties and a $0.7 million pre-tax impairment to the goodwill associated with our subsidiary which holds the equity in our Barnett Shale Properties. We recorded the impairments due to the decline in commodity prices which created an uncertainty in the likelihood of developing reserves associated with our Barnett Shale Properties within the next five years.

Depletion and Depreciation

For the current quarter, our depletion and depreciation expense was $1.1 million, which is $0.5 million lower as compared to $1.6 million for the prior year quarter.  For the current nine months, our depletion and depreciation expense was $3.6 million, which is $0.5 million lower as compared to $4.1 million for the prior year nine months. This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers. The decrease is primarily due to lower crude oil and natural gas sales volumes (net) as previously discussed under “—Operating Revenues.” For the current quarter and current nine months, our depletion rate pertaining to our oil and gas properties was $10.60 per BOE and $11.20 per BOE, respectively. For the prior year quarter and prior year nine months, our depletion rate pertaining to our oil and gas properties was $13.34 per BOE and $12.57 per BOE, respectively.

Interest Expense and Other

For the current and prior year quarters, we incurred interest expense of $0.5 million and $0.1 million, respectively. For the current and prior year nine months, we incurred interest expense of $0.9 million and $0.4 million, respectively. Our interest expense is a direct result of the credit agreements we entered into, as discussed in Note 4 to our Consolidated Financial Statements. The interest expense for the current and prior year quarters was reduced by $0.5 million and $0.3 million, respectively, for interest cost that was capitalized to the waterflood projects discussed under “Overview—Development Capital Expenditures and Operating Activities Update.” The interest expense for the current and prior year nine months was reduced by $1.5 million and $0.9 million, respectively, for the same reason. We incurred higher interest costs during the current year quarter and current year nine months due to higher outstanding debt balances. The interest rates under our credit agreements for the current quarter and current nine months were comparable to the interest rates we incurred for the prior year quarter and prior year nine months.

Gain (Loss) on Derivatives

As discussed in Note 5 to our Consolidated Financial Statements, we have entered into financial derivatives contracts for our commodity sales and interest expense. For the current quarter, we recorded a gain on derivatives of $0.8 million as compared to a gain of $3.5 million for the prior year quarter. The current quarter gain of $0.8 million consisted of an unrealized gain of $0.1 million and a realized gain on settlements of derivative contracts of $0.7 million.

For the current nine months, we recorded a loss on derivatives of $4.5 million as compared to a gain of $48.5 million for the prior year six months. The current nine months loss on derivatives of $4.5 million consisted of an unrealized loss of $8.1 million and a realized gain on settlements of derivative contracts of $3.6 million.

The realized gain primarily pertains to the realization of commodity settlements, as crude oil and natural gas NYMEX prices were lower than the floor prices.

The unrealized gain and loss for the current quarter and nine months, respectively, reflects the fair value of the commodity derivatives as of March 31, 2010 as compared to December 31, 2009 and June 30, 2009, respectively. By their nature, these commodity derivatives can have a highly volatile impact on our earnings. A ten percent change in the prices for our commodity derivative instruments could impact our pre-tax earnings by approximately $35,000.

Income Tax Benefit (Expense)

For the current quarter, we had income tax benefit of $0.6 million, as compared to an income tax benefit for the prior year quarter of $0.4 million. For the current nine months, we had an income tax benefit of $6.8 million, as compared to income tax expense for the prior year nine months of $3.3 million. The effective income tax rates for the current quarter and current nine months were 28.2% and 33.0%, respectively. The effective income tax rates for the prior year quarter and prior year nine months were 30.4% and 48.2%, respectively. The effective tax rate for the prior year nine months was higher due to an increase in the state tax rate.

Income from Discontinued Operations

For the current quarter and current nine months, we had income from discontinued operations of $1.7 million and $2.1 million, respectively.  For the prior year quarter and prior year nine months, we had income from discontinued operations of $0.1 million and $12.1 million, respectively. This resulted from our divestitures of the Certain Panhandle Properties, Pantwist, LLC and Corsicana Properties, as discussed in Note 6 to our Consolidated Financial Statements.

Preferred Stock Dividend

The preferred stock dividend for the current quarter and the prior year quarter was $0.5 million for each quarter. The preferred stock dividend for the current nine months of $1.4 million was a decrease of $0.9 million from $2.3 million for the prior year nine months. The decrease of $0.9 million is attributable to our November and December 2008 repurchases of preferred stock. Due to the repurchases, our quarterly preferred stock dividends will be approximately $0.5 million per quarter of which 59% will be PIK, with the balance paid in cash.

New Accounting Pronouncements

In June 2009, the FASB issued a standard that established the FASB ASC and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental GAAP. The ASC did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC became effective for us on July 1, 2009. This standard did not have an impact on our financial position, results of operations or cash flows. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been conformed to the appropriate section of the ASC.

In December 2007, the FASB issued ASC 805 ((formerly SFAS No. 141 (revised 2007), Business Combinations). Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We adopted ASC 805 on July 1, 2009 with no impact to our consolidated financial statements.

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

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133). ASC 815 expands the required disclosures to discuss the uses of derivative instruments, the accounting for derivative instruments and related hedged items under ASC 815, and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. We adopted ASC 815 on July 1, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2008, the SEC issued the final rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies lead to reliable conclusions about reserve quantities. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements specify for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. On April 20, 2010, the FASB issued Accounting Standards Update No. 2010-14, which became effective on January 1, 2010, to reflect changes to fossil fuel exploration and production technology over the past several decades. We are not required to conform to these SEC requirements until we file our annual report for our fiscal year ending June 30, 2010. The effect of adopting the SEC rule has not been determined; however, it is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but prior to the issuance of financial statements. Specifically, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted ASC 855 on

June 30, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Item 4.          Controls and Procedures.

Not applicable.

Item 4T.       Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded, as of March 31, 2010, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 13 to our Consolidated Financial Statements which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A.       Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2009 under the headings “Item 1A. “Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on September 28, 2009, which risks could materially affect our business, financial condition and results of operations.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009, which is accessible on the SEC’s website at www.sec.gov.

Additionally, please refer to the “Risk Factors” section of the joint proxy statement/prospectus of Cano and Resaca that is included in Amendment No. 5 to the registration statement on Form S-4 filed by Resaca with the SEC on April 29, 2010 for a description of risks applicable to the proposed Merger of Cano and a wholly-owned subsidiary of Resaca and the combined company following the consummation of such Merger.

Item 6.     Exhibits.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits immediately following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANO PETROLEUM, INC.

Date: May 12, 2010	By:	/s/ S. JEFFREY JOHNSON
S. Jeffrey Johnson
Chief Executive Officer

Date: May 12, 2010	By:	/s/ BENJAMIN DAITCH
Benjamin Daitch
Senior Vice-President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated September 29, 2009 by and among Resaca Exploitation, Inc., Resaca Acquisition Sub, Inc. and Cano Petroleum, Inc., incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed on October 1, 2009.

2.2

Amendment No. 1 dated February 24, 2010 to Agreement and Plan of Merger, dated September 29, 2009 by and among Resaca Exploitation, Inc., Resaca Acquisition Sub, Inc. and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Cano’s Current Report on Form 8-K filed on February 25, 2010.

2.3

Amendment No. 2 dated April 1, 2010 to Agreement and Plan of Merger, dated September 29, 2009 by and among Resaca Exploitation, Inc., Resaca Acquisition Sub, Inc. and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Cano’s Current Report on Form 8-K filed on April 6, 2010.

2.4

Amendment No. 3 dated April 28, 2010 to Agreement and Plan of Merger, dated September 29, 2009 by and among Resaca Exploitation, Inc., Resaca Acquisition Sub, Inc. and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Cano’s Current Report on Form 8-K filed on April 29, 2010.

3.1

Certificate of Incorporation of Huron Ventures, Inc., incorporated herein by reference to Exhibit 3.1 to Cano’s Registration Statement on Form 10 SB (File No. 000-50386) filed with the SEC on September 4, 2003.

3.2

Certificate of Ownership of Huron Ventures, Inc. and Cano Petroleum, Inc., amending Cano’s Certificate of Incorporation, incorporated herein by reference to Exhibit 3.2 to Cano’s Annual Report on Form 10-KSB filed with the SEC on September 23, 2004.

3.3

Certificate of Amendment to Certificate of Incorporation of Cano Petroleum, Inc., incorporated herein by reference to Exhibit 3.8 to Cano’s Post-Effective Amendment No. 2 on Form S-1 filed with the SEC on January 23, 2007.

3.4	First Amended and Restated Bylaws of Cano Petroleum, Inc., incorporated herein by reference to Exhibit 3.1 to Cano’s Current Report on Form 8-K filed with the SEC on December 7, 2007.
3.5	Amendment to Amended and Restated Bylaws, dated October 20, 2008, incorporated herein by reference to Exhibit 3.1 to Cano’s Current Report on Form 8-K filed with the SEC on October 24, 2008.
3.6	Second Amended and Restated By-Laws of Cano Petroleum, Inc. dated May 7, 2009, incorporated herein by reference to Exhibit 3.1 to Cano’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
3.7	Certificate of Designation for Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano’s Current Report on Form 8-K filed with the SEC on June 8, 2004.
3.8	Certificate of Designation for Series C Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano’s Current Report on Form 8-K filed with the SEC on July 15, 2004.
3.9	Certificate of Designation for Series D Convertible Preferred Stock incorporated herein by reference to Exhibit 3.1 to Cano’s Current Report on Form 8-K filed with the SEC on September 7, 2006.
4.1

Registration Rights Agreement dated August 25, 2006 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 4.1 to the Amendment to Cano’s Current Report on Form 8-K/A filed with the SEC on August 31, 2006.

4.2

Registration Rights Agreement dated November 2, 2007 among Cano Petroleum, Inc. and the Buyers listed therein, incorporated herein by reference to Exhibit 4.1 to Cano’s Current Report on Form 8-K filed with the SEC on November 6, 2007.

4.3	Form of Common Stock certificate, incorporated herein by reference to Exhibit 4.9 to Cano’s Registration Statement on Form S-3 (No. 333-148053) filed with the SEC on December 13, 2007.
4.4

Designation for Series A Convertible Preferred Stock, included in the Certificate of Incorporation of Huron Ventures, Inc., incorporated herein by reference to Exhibit 3.1 to Cano’s registration statement on Form 10 SB (File No. 000-50386) filed with the SEC on September 4, 2003.

4.5	Certificate of Designation for Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano’s Current Report on Form 8-K filed with the SEC on June 8, 2004.
4.6	Certificate of Designation for Series C Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to Cano’s Current Report on Form 8-K filed with the SEC on July 15, 2004.
4.7	Certificate of Designation for Series D Convertible Preferred Stock incorporated herein by reference to

Exhibit 3.1 to Cano’s Current Report on Form 8-K filed with the SEC on September 7, 2006.
10.1

Amendment No. 1 and Agreement dated December 30, 2009 among Cano, certain Guarantors, certain Lenders and Union Bank, N.A., incorporated herein by reference to Exhibit 10.1 to Cano’s Current Report on Form 8-K filed with the SEC on January 6, 2010.

10.2

Amendment No. 1 and Agreement dated December 30, 2009 among Cano, certain Guarantors, certain Lenders and UnionBanCal Equities, Inc., incorporated herein by reference to Exhibit 10.2 to Cano’s Current Report on Form 8-K filed with the SEC on January 6, 2010.

10.3

Amendment No. 2 and Agreement dated March 30, 2010 among Cano, certain Guarantors, certain Lenders and Union Bank, N.A., incorporated herein by reference to Exhibit 10.1 to Cano’s Current Report on Form 8-K filed with the SEC on March 31, 2010.

10.4

Amendment No. 2 and Agreement dated March 30, 2009 among Cano, certain Guarantors, certain Lenders and UnionBanCal Equities, Inc., incorporated herein by reference to Exhibit 10.2 to Cano’s Current Report on Form 8-K filed with the SEC on March 31, 2010.

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