Form 10-Q
period 2010-09-30
CANO PETROLEUM, INC
filed 2010-11-15
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of November 15, 2010 was 45,447,082 shares.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
In Thousands, Except Shares and Per Share Amounts	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$1,187	$300
Accounts receivable	2,259	2,411
Derivative assets	968	2,968
Inventory and other current assets	2,285	858
Total current assets	6,699	6,537
Oil and gas properties, successful efforts method	295,973	294,961
Less accumulated depletion and depreciation	(45,729)	(44,615)
Net oil and gas properties	250,244	250,346
Fixed assets and other, net	1,598	2,404
Goodwill	101	101
TOTAL ASSETS	$258,642	$259,388

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,491	$3,297
Accrued liabilities	4,316	2,304
Oil and gas sales payable	820	804
Derivative liabilities	1,249	410
Current maturity of debt (Note 3)	66,450	66,450
Current maturity of Series D convertible preferred stock, net of discount of $1.6 million (Note 4)	26,796	—
Current portion of asset retirement obligations	194	189
Total current liabilities	103,316	73,454
Long-term liabilities
Asset retirement obligations	3,062	2,991
Derivative liabilities	2,784	1,368
Deferred tax liabilities and other	18,428	18,992
Total liabilities	127,590	96,805
Temporary equity
Series D convertible preferred stock and cumulative paid-in-kind dividends; par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 23,849 issued at June 30, 2010; liquidation preference at June 30, 2010 of $28,100	—	26,518
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,150,159 and 45,447,082 shares issued and outstanding, respectively, at September 30, 2010; and 47,159,706 and 45,456,629 shares issued and outstanding, respectively, at June 30, 2010	5	5
Additional paid-in capital	190,525	190,500
Accumulated deficit	(58,781)	(53,743)
Treasury stock, at cost; 1,703,077 shares held in escrow at September 30, 2010 and June 30, 2010, respectively	(697)	(697)
Total stockholders’ equity	131,052	136,065
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$258,642	$259,388

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
In Thousands, Except Per Share Data	2010	2009
Operating Revenues:
Crude oil sales	$5,361	$4,420
Natural gas sales	883	511
Total operating revenues	6,244	4,931

Operating Expenses:
Lease operating	3,307	4,347
Production and ad valorem taxes	454	420
General and administrative	2,580	3,573
Depletion and depreciation	1,343	1,250
Accretion of discount on asset retirement obligations	80	66
Total operating expenses	7,764	9,656

Loss from operations	(1,520)	(4,725)
Other income (expense):
Interest expense and other	(2,737)	(147)
Loss on derivatives	(2,718)	(512)
Total other expense	(5,455)	(659)

Loss from continuing operations before income taxes	(6,975)	(5,384)
Deferred income tax benefit	2,407	1,701
Loss from continuing operations	(4,568)	(3,683)
Income from discontinued operations, net of related taxes	—	122
Net loss	(4,568)	(3,561)
Preferred stock dividend	(470)	(470)
Net loss applicable to common stock	$(5,038)	$(4,031)

Net loss per share - basic and diluted
Continuing operations	$(0.11)	$(0.09)
Discontinued operations	—	—
Net loss per share - basic and diluted	$(0.11)	$(0.09)

Weighted average common shares outstanding
Basic and Diluted	45,443	45,571

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHODLERS’ EQUITY

JULY 1, 2010 THROUGH SEPTEMBER 30, 2010

(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at July 1, 2010	47,159,706	$5	$190,500	$(53,743)	1,703,077	$(697)	$136,065

Forfeiture and surrender of stock awards	(14,547)	—	—	—	—	—	—

Stock-based compensation expense	—	—	23	—	—	—	23

Net proceeds from issuance of common shares	5,000	—	2	—	—	—	2

Preferred stock dividend	—	—	—	(470)	—	—	(470)

Net loss	—	—	—	(4,568)	—	—	(4,568)

Balance at September 30, 2010	47,150,159	$5	$190,525	$(58,781)	1,703,077	$(697)	$131,052

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
Dollar Amounts in Thousands	2010	2009
Cash flow from operating activities:
Net loss	$(4,568)	$(3,561)
Adjustments needed to reconcile net loss to net cash provided by operations:
Unrealized loss on derivatives	4,359	2,307
Gain on sale of oil and gas properties and other	50	—
Accretion of discount on asset retirement obligations	80	67
Depletion and depreciation	1,343	1,262
Stock-based compensation expense	23	408
Deferred income tax benefit	(2,407)	(1,631)
Amortization of debt issuance costs and prepaid expenses	952	402

Changes in assets and liabilities relating to operations:
Accounts receivable	289	1,063
Derivative assets	(241)	(549)
Inventory and other current assets and liabilities	(38)	(878)
Accounts payable	(214)	994
Accrued liabilities	2,612	621
Net cash provided by operations	2,240	505

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(1,355)	(5,445)
Net cash used in investing activities	(1,355)	(5,445)

Cash flow from financing activities:
Repayments of long-term debt	(550)	—
Borrowings of long-term debt	550	5,500
Proceeds from issuance of common stock, net	2	—
Payment of preferred stock dividend	—	(191)
Net cash provided by financing activities	2	5,309

Net increase in cash and cash equivalents	887	369
Cash and cash equivalents at beginning of period	300	392
Cash and cash equivalents at end of period	$1,187	$761

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$278	$278

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$716	$666

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND USE OF ESTIMATES

Consolidation and Use of Estimates

These interim consolidated financial statements are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part, but not limited to, the volatility in prices for crude oil and natural gas, future prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of events, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cano Petroleum, Inc. and its wholly-owned subsidiaries (collectively, “Cano”). Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The computation of stock-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. The computation of mark-to-market valuations of our commodity derivatives include the observability of quoted market prices and an assessment of potential non-performance of counterparties. It is possible these estimates could be revised in the near term, and these revisions could be material.

Significant assumptions are required in the valuation of proved crude oil and natural gas reserves, which may affect the amounts at which crude oil and natural gas properties are recorded. Our estimates of proved reserves materially impact depletion expense. If proved reserves decline, then the rate at which we record depletion expense increases. A decline in estimated proved reserves could result from lower prices, adverse operating results, mechanical problems at our wells and catastrophic events such as fires, hurricanes and floods. Lower prices can make it uneconomical to drill new wells or produce from existing wells with high operating costs. In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment. Our proved reserves estimates are based upon many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of crude oil and natural gas actually produced.

New Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended June 30, 2010.

2. LIQUIDITY / GOING CONCERN

At September 30, 2010, we had cash and cash equivalents of $1.2 million. We had negative working capital of $96.6 million, which includes current liabilities of $66.5 million of long-term debt and $26.8 million of Series D convertible preferred stock. For the three-month period ended September 30, 2010, we had cash flow provided by operations of $2.2 million.

On July 20, 2010, we terminated our announced merger with Resaca Exploitation, Inc. (“Resaca”) that had been initiated pursuant to an Agreement and Plan of Merger dated September 29, 2009.  On July 26, 2010 we announced the engagement of Canaccord Genuity and Global Hunter Securities to assist our Board in a review of strategic alternatives, with a goal of maximizing economic value for our shareholders.  The strategic alternatives we are considering include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations and recapitalizing the Company. We are also focused on cost reduction efforts to improve our profitability and increase cash flow from operations.

We currently have limited access to capital. On August 6, 2010, we finalized Consent and Forbearance Agreements with the lenders under our credit agreements that waived potential covenant compliance issues for the periods ending June 30, 2010 and September 30, 2010, set certain deadlines for the execution of our strategic alternatives process and allowed us to sell certain natural gas commodity derivative contracts for cash proceeds of $0.8 million, which was intended to provide Cano sufficient liquidity to complete its strategic alternatives process. The Consent and Forbearance Agreements were terminated as our lenders delivered Reservation of Rights Letters dated September 24, 2010, as discussed in Note 3.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As of November 15, 2010, our lenders have taken no actions associated with the termination of the Consent and Forbearance Agreements.  We currently have no available borrowing capacity under our senior and subordinated credit agreements.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for the amounts recorded. The ability of the Company to continue as a going concern will be dependent upon the outcome of our strategic alternatives review.  Unless we are able to successfully execute one of our strategic alternatives, restructure our existing indebtedness, obtain further waivers or forbearance from our lenders, raise new capital, or restructure the terms of our Series D Convertible Preferred Stock (“Preferred Stock”), it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern.

3. DEBT

At September 30, and June 30, 2010, the outstanding amount due under our credit agreements was $66.5 million. The $66.5 million consisted of outstanding borrowings under the amended and restated credit agreement (the “ARCA”) and the subordinated credit agreement (the “SCA”) of $51.5 million and $15.0 million, respectively. At September 30, 2010, the average interest rates charged by the lenders under the ARCA and SCA were 3.03% and 6.43%, respectively.

On August 5, 2010, we executed a Consent and Forbearance Agreement (the “Senior Forbearance Agreement”) with Union Bank, N.A. (“UBNA”) and Natixis relating to existing and potential defaults under the ARCA dated December 17, 2008 among Cano, UBNA and Natixis and a Consent and Forbearance Agreement (together with the Senior Forbearance Agreement, the “Forbearance Agreements”) with UnionBanCal Equities, Inc. (“UBE”), relating to existing defaults under the SCA dated December 17, 2008 between Cano and UBE (as amended, the SCA and together with the ARCA, the “Credit Agreements”).

On September 24, 2010, our lenders delivered Reservation of Rights Letters (“Letters”) specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  As of November 15, 2010, the lenders have taken no action with the delivery of these Letters.  We have recorded all additional interest and fees due under the terms of the Forbearance Agreements in accrued liabilities on our consolidated balance sheet and in interest expense on consolidated statement of operations as of September 30, 2010.  We have also recorded additional interest expense associated with the accelerated amortization of deferred financing costs applicable to the Credit Agreements.

4. PREFERRED STOCK

On August 5, 2010, we entered into Forbearance Agreements with the lenders under our Credit Agreements that prohibit us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Preferred Stock. As discussed under Note 3, the Forbearance Agreements were terminated.  As of September 30, 2010, we have not remitted cash dividend payments for the Preferred Stock of $0.2 million. As of September 30, 2010, the unpaid cash dividend of $0.2 million is included in accrued liabilities reported in our consolidated balance sheets. Due to the non-payment of the cash dividends, our Preferred Stock has been reclassified from Temporary Equity to a current liability of $26.8 million on our consolidated balance sheet, which is the liquidation preference of $28.4 million less issuance costs of $1.6 million, which is presented as a discount on the consolidated balance sheet as of September 30, 2010.   The issuance costs of $1.6 million will be amortized in preferred stock dividend beginning October 1, 2010.

S. Jeffrey Johnson, our Chief Executive Officer and Chairman of our board of directors, owns approximately 3.5% of our outstanding Preferred Stock. For the three-month periods ended September 30, 2010 and 2009, we paid preferred dividend payments to Mr. Johnson of approximately $0 and $20,000, respectively.

If any Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Preferred Stock for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued cash and paid-in-kind dividends.

5. DERIVATIVES

Our derivatives consist of commodity derivatives and an interest rate swap arrangement, which are discussed in greater detail below.

Commodity Derivatives

Pursuant to the ARCA and SCA discussed in Note 3, we are required to maintain our existing commodity derivative contracts.  We entered into commodity derivative contracts to partially mitigate the risk associated with extreme fluctuations of prices for our crude oil and natural gas sales.  We have no obligation to enter into commodity derivative contracts in the future. Should we choose to enter into commodity derivative contracts to mitigate future price risk, we cannot enter into contracts for greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves for a given month. As of September 30, 2010, we maintained the following “collar” commodity derivative contracts with UBNA as our counterparty, which is one of the senior lenders under the ARCA:

Time Period	Floor Oil Price	Ceiling Oil Price	Barrels Per Day	Floor Gas Price	Ceiling Gas Price	Mcf per Day	Barrels of Equivalent Oil per Day(a)
10/1/10 - 12/31/10	$80.00	$108.20	333	$—	$—	—	333
10/1/10 - 12/31/10	$85.00	$101.50	233	$8.00	$9.40	1,033	406
1/1/11 - 3/31/11	$80.00	$107.30	333	$—	$—	—	333
1/1/11 - 3/31/11	$85.00	$100.50	200	$8.00	$11.05	967	361

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

Financial Statement Impact

During the three-month period ended September 30, 2010 and 2009, respectively, the gain (loss) on derivatives reported in our consolidated statements of operations is summarized as follows:

	Location of Gain	Three-Month Period Ended September 30,
	(Loss) Derivative	2010	2009
Settlements received/accrued on commodity derivatives	Other income (expense)	$904	$1,851
Settlements received on sale of commodity derivatives	Other income (expense)	800	—
Settlements paid/accrued on interest rate swap	Other income (expense)	(63)	(56)
Realized gain (loss) on derivatives	Other income (expense)	1,641	1,795
Unrealized gain (loss) on commodity derivatives	Other income (expense)	(4,332)	(2,204)
Unrealized gain (loss) on interest rate swap	Other income (expense)	(27)	(103)
Loss on derivatives	Other income (expense)	$(2,718)	$(512)

On August 10, 2010, we sold certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million pursuant to the Forbearance Agreements. The cash settlements received/accrued by us under commodity derivatives were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the floor prices set for the respective time periods and realized gains from the sale of uncovered “floor price” contracts as previously discussed. The cash settlements paid/accrued by us under commodity derivatives were cumulative monthly payments due to our counterparty since the NYMEX crude oil and natural gas prices were higher than the ceiling prices set for the respective time periods. The cash settlements paid/accrued by us under the interest rate swap were quarterly payments to our counterparty since the actual three-month LIBOR interest rate was lower than the fixed 1.73% rate we pay to the counterparty. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows as changes to current assets and current liabilities. At September 30, 2010 and June 30, 2010, we had recorded a receivable from our counterparty included in accounts receivable on our consolidated balance sheet of $0.2 million and $0.3 million, respectively.

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

The estimated fair value of derivatives included in the consolidated balance sheet at September 30, 2010 is summarized below.

In thousands
Derivative assets (Level 2):
Crude oil collars—current	$401
Natural gas collars—current	567
Derivative liability (Level 2)
Interest rate swap—current	(191)
Interest rate swap—noncurrent	(101)
Derivative liability (Level 3)
Crude oil swap—current	(1,058)
Crude oil swap—noncurrent	(2,683)
Net derivative liabilities	$(3,065)

The following table shows the reconciliation of changes in the fair value of the net derivative assets classified as Level 2 and 3, respectively, in the fair value hierarchy for the three months ended September 30, 2010 (in thousands).

In thousands	Total Net Derivative Assets (Liabilities)
Balance at June 30, 2010	$1,190
Unrealized loss on derivatives	(4,359)
Settlements, net	104
Balance at September 30, 2010	$(3,065)

The change from net derivative assets of $1.2 million at June 30, 2010 to net derivative liabilities of $3.1 million at September 30, 2010 is attributable to the increases in crude oil and natural gas futures prices and settlements that occurred during the three-month period. These amounts are based on our mark-to-market valuation of these derivatives at September 30, 2010 and may not be indicative of actual future cash settlements.

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		June 30, 2010		September 30, 2010		June 30, 2010
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity derivative contracts	Derivatives — current	$968	Derivatives — current	$2,968	Derivatives — current	$(1,058)	Derivatives — current	$(206)
Commodity derivative contracts	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives — noncurrent	(2,683)	Derivatives — noncurrent	(1,308)
Interest rate swaps	Derivatives — current	—	Derivatives — current	—	Derivatives — current	(191)	Derivatives — current	(204)
Interest rate swaps	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives - noncurrent	(101)	Derivatives - noncurrent	(60)
Total derivatives not designated as hedging instruments		$968		$2,968		$(4,033)		$(1,778)
Total derivatives designated as hedging instruments		$—		$—		$—		$—
Total derivatives		$968		$2,968		$(4,033)		$(1,778)

6. DISCONTINUED OPERATIONS

On January 27, 2010, we completed the sale of our interests in certain oil and gas properties located in the Texas Panhandle (“Certain Panhandle Properties”) for net proceeds of $6.3 million, subject to customary post-closing adjustments. The sale had an effective date of January 1, 2010. The operating results of the Certain Panhandle Properties for the three-month period ended September 30, 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below (in thousands).

Operating Revenues:
Crude oil sales	$11
Natural gas sales	322
Total operating revenues	333
Operating Expenses:
Lease operating	69
Production and ad valorem taxes	47
Depletion and depreciation	13
Accretion of discount on asset retirement obligations	1
Interest expense, net	11
Total operating expenses	141
Income before income taxes	192
Income tax provision	(70)
Income from discontinued operations	$122

Interest expense, net of interest income, was allocated to discontinued operations based on the percent of operating revenues applicable to discontinued operations to the total operating revenues.

7. STOCK OPTIONS

During the three-month period ended September 30, 2010, we did not grant additional stock options.  A summary of outstanding options as of September 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2010	1,310,710	$4.33
Options exercised	(5,000)	0.43
Options forfeited	(120,396)	$5.02
Outstanding at September 30, 2010	1,185,314	$4.28

Based on our $0.41 stock price at September 30, 2010, there was no intrinsic value of both the options outstanding and exercisable.

Total options exercisable at September 30, 2010 amounted to 1,185,314 shares and had a weighted average exercise price of $4.28. Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For the three-month period ended September 30, 2010, we recorded a credit to stock compensation expense of $0.1 million, primarily due to adjusting expense for the vesting of the estimated fair value of the options granted to our directors and employees. For the three-month period ended September 30, 2009, we recorded a charge to stock compensation expense of $0.1 million.  As of September 30, 2010, we had fully expensed the total compensation cost related to the outstanding option awards.

8. DEFERRED COMPENSATION

As of September 30, 2010, we had non-vested share awards totaling 106,668 shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value $000s
Non-vested share awards at June 30, 2010	161,668	$7.18	$1,160
Shares vested	(40,453)	$5.84	$(236)
Shares forfeited or surrendered	(14,547)	$5.84	(85)
Non-vested share awards at September 30, 2010	106,668	$7.87	$839

The share awards will vest to the employees by July 2, 2011. The fair values of the awards are based on our actual stock price on the date of grant multiplied by the number of shares granted.  As of September 30, 2010, the grant date fair value of non-vested shares amounted to $0.8 million.  For the quarters ended September 30, 2010 and 2009, we have expensed $0.1 million and $0.3 million, respectively, to stock compensation expense based on amortizing the fair value over the appropriate service period.  The forfeitures resulted from shares used to satisfy employees’ tax withholding obligations related to the vesting of their share awards.

9. COMMITMENTS AND CONTINGENCIES

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

The plaintiffs (i) alleged negligence and gross negligence and (ii) sought damages, including, but not limited to, damages for damage to their land and livestock, certain expenses related to fighting the fire and certain remedial expenses totaling approximately $1.7 million to $1.8 million. In addition, the plaintiffs sought (i) termination of certain oil and natural gas leases, (ii) reimbursement for their attorney’s fees (in the amount of at least $549,000) and (iii) exemplary damages. The plaintiffs also claimed that Cano and its subsidiaries were jointly and severally liable as a single business enterprise and/or a general partnership or de facto partnership. The owner of the remainder of the mineral estate, Texas Christian University, intervened in the suit on August 18, 2006, joining Plaintiffs’ request to terminate certain oil and gas leases. On June 21, 2007, the judge of the 100th Judicial District Court issued a Final Judgment (a) granting motions for summary judgment in favor of Cano and certain of its subsidiaries on plaintiffs’ claims for (i) breach of contract/termination of an oil and gas lease; and (ii) negligence; and (b) granting the plaintiffs’ no-evidence motion for summary judgment on contributory negligence, assumption of risk, repudiation and estoppel affirmative defenses asserted by Cano and certain of its subsidiaries.

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

This lawsuit was resolved through a Settlement and Release Agreement effective October 19, 2010, pursuant to which this lawsuit has been dismissed without prejudice. The dismissal without prejudice will automatically convert to a dismissal with prejudice, thus foreclosing the plaintiffs’ ability to re-file this suit, once we have fully satisfied the obligations contained in the Settlement and Release Agreement.  Based on our knowledge and judgment of the facts as of November 15, 2010, our financial statements dated September 30, 2010 present fairly the effect of the actual and the anticipated future costs to resolve this matter.

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

Section 7.6 of the Merger Agreement with Resaca Exploitation, Inc. (“Resaca”) provided for the Company and Resaca to share transaction expenses related to the printing, filing and mailing of the registration statement on Form S-4 covering the Resaca shares that would have been issued to Cano stockholders in the merger, the proxy statements relating to the meetings at which the stockholders of Cano and Resaca voted to approve the merger, and the solicitation of stockholder approvals.  On September 2, 2010, we filed an action against Resaca in the Tarrant County District Court seeking a declaratory judgment to clarify the scope and determine the amount of any expenses that are reimbursable under Section 7.6 of the Merger Agreement.  Based on our knowledge and judgment of the facts as of November 15, 2010, our financial statements dated September 30, 2010 present fairly the effect of the actual and the anticipated future costs to resolve this matter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, our ability to successfully execute one of our strategic alternatives, restructure our existing indebtedness, obtain further waivers or forbearance from our lenders, raise new capital, restructure the terms of our Preferred Stock, the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques.

Statements in this Quarterly Report on Form 10-Q regarding Cano’s strategy, risk factors, capital budget, projected expenditures, liquidity and capital resources, and drilling and development plans reflect Cano’s current plans for the fiscal year ending June 30, 2011 as a stand-alone entity and do not take into account the impact of strategic alternatives being considered by Cano operating on a going concern basis.

You should read the following discussion and analysis in conjunction with the consolidated financial statements of Cano and its subsidiaries and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

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

As discussed under “—Liquidity / Going Concern,” on July 20, 2010, we terminated our announced merger with Resaca Exploitation, Inc. (“Resaca”) that had been initiated pursuant to an Agreement and Plan of Merger dated September 29, 2009.  On July 26, 2010 we announced the engagement of Canaccord Genuity and Global Hunter Securities to assist our Board in a review of strategic alternatives.  The strategic alternatives we are considering include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations and recapitalizing the Company. We are also focused on cost reduction efforts to improve our profitability and increase cash flow from operations.

Drilling Capital Development and Operating Activities Update

For the quarter ending September 30, 2010 (“current quarter”) our production averaged 1,104 net barrels of oil equivalent per day (BOEPD), which was comparable to production of 1,102 BOEPD for the quarter ended September 30, 2009 (“prior year quarter”). Increased production from the workover activities and return-to-production (“RTP”) program at the Desdemona Field were offset by decreased production at the Cato Properties due to the mandatory lower waterflood injection volumes, as discussed below.

For the current quarter, we incurred development capital expenditures of $0.6 million (excludes capitalized general and administrative and interest expenses). We held our capital expenditures to a minimum level during the current quarter to maintain our current level of production, while we finalize  our review of strategic alternatives.

The following is a discussion of our field level activity during the three-month period ended September 30, 2010.

Cato Properties.

Our 2011 Fiscal Year development capital plan is to continue the development of the established waterflood footprint of approximately 1,000 acres.  On May 6, 2010, we received administrative approval from the New Mexico Oil and Gas Conservation Division (“NMOGCD”) to increase injection pressures at the 14 active wells to our current physical plant capabilities of approximately 21,000 BWIPD.  As of September 30, 2010, we have maintained an injection rate of 12,000 BWIPD, which is less than the approved rate from the NMOGCD as we have reduced capital spending pending the outcome of our strategic alternatives review.  We have seen increased fluid production rates and corresponding increasing crude oil rates from this waterflood.  On August 5, 2010, we received an expansion permit from the NMOGCD to expand the waterflood operations. We are currently installing additional equipment to increase water injection and to increase fluid production and corresponding crude oil production.  Additional development plans for the Cato Properties include possible behind-pipe recompletions and restoration of production from the Tom-Tom and Tomahawk fields.  Net production at the Cato Properties for the current quarter was 233 BOEPD, which was 66 BOEPD lower than the prior year quarter of 299 BOEPD. The decrease resulted from the reduction in injected water and the redistribution of water injection at the waterflood.

Panhandle Properties.

During the current quarter, we reduced the rate of waterflood injection at the Cockrell Ranch unit to optimize crude oil production from fewer wells since we have reduced capital spending pending the outcome of our strategic alternatives review.  Also, during the current quarter, we completed the project to construct gathering lines to redirect natural gas production from Eagle Rock Field Services L.P. (“Eagle Rock”) to DCP Midstream, LP (“DCP”), for economically feasible wells.  Net production at the Panhandle Properties for the current and prior year quarters was 489 BOEPD and 475 BOEPD, respectively.

Desdemona Properties.

During the current quarter, we focused on optimizing the activated RTP wells and completed upgrades to our gas plant to sell all natural gas and natural gas liquids produced from the Duke Sand formation. Production from all of the RTP’d natural gas wells, including associated NGL recovery from our gas plant, is expected to be approximately 10-20 Mcfe per day for each gas well returned to production. We have re-equipped our gas plant to handle the increased natural gas production and the gas plant became functional during August 2010.  Through September 30, 2010, we have completed approximately 35% of the RTP project and have increased our daily production from the Desdemona Properties to approximately 90 BOEPD for the month of September 2010.

Net production at the Desdemona Properties for the current quarter was 78 BOEPD, which was a 40 BOEPD increase as compared to the prior year quarter of 38 BOEPD resulting from the RTP and workover activity previously discussed.

Nowata Properties.  Net production for the current and prior year quarters was 218 BOEPD and 217 BOEPD, respectively.  We are currently assessing our operations at the Nowata Properties to increase production, including constructing an additional gas gathering system and optimizing current infrastructure. Our goal is to convert 50 MBOE from PDNP to PDP reserves.

Davenport Properties.  Net production for the current and prior year quarters was 86 BOEPD and 73 BOEPD, respectively. We are currently assessing the economic feasibility of an RTP project to activate non-producing wells, which will convert PDNP to PDP reserves.

Liquidity and Capital Resources

Liquidity / Going Concern

At September 30, 2010, we had cash and cash equivalents of $1.2 million. We had negative working capital of $96.6 million, which includes current liabilities of $66.5 million of long-term debt and $26.8 million of Series D convertible preferred stock. For the three-month period ended September 30, 2010, we had cash flow provided by operations of $2.2 million.

On July 20, 2010, we terminated our announced merger with Resaca Exploitation, Inc. (“Resaca”) that had been initiated pursuant to an Agreement and Plan of Merger dated September 29, 2009.  On July 26, 2010 we announced the engagement of Canaccord Genuity and Global Hunter Securities to assist our Board in a review of strategic alternatives, with a goal of maximizing economic value for our shareholders.  The strategic alternatives we are considering include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations and recapitalizing the Company. We are also focused on cost reduction efforts to improve our profitability and increase cash flow from operations.

We currently have limited access to capital. On August 6, 2010, we finalized Consent and Forbearance Agreements with the lenders under our credit agreements that waived potential covenant compliance issues for the periods ending June 30, 2010 and September 30, 2010, set certain deadlines for the execution of our strategic alternatives process and allowed us to sell certain natural gas commodity derivative contracts for cash proceeds of $0.8 million, which was intended to provide Cano sufficient liquidity to complete its strategic alternatives process. The Consent and Forbearance Agreements were terminated as our lenders delivered Reservation of Rights Letters dated September 24, 2010, as discussed in Note 3 to our Consolidated Financial Statements.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As of November 15, 2010, our lenders have taken no actions associated with the termination of the Consent and Forbearance Agreements.  We currently have no available borrowing capacity under our senior and subordinated credit agreements.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for the amounts recorded. The ability of the Company to continue as a going concern will be dependent upon the outcome of our strategic alternatives review.  Unless we are able to successfully execute one of our strategic alternatives, restructure our existing indebtedness, obtain further waivers or forbearance from our lenders, raise new capital or restructure the terms of our Preferred Stock, it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern.

Under both the ARCA and SCA, we were not in compliance with the covenants relating to our current ratio, leverage ratio and interest coverage ratio for the quarter ended September 30, 2010.  We do not expect to be in compliance with the covenant ratios in the foreseeable future.

Results of Operations

Overall

For the current quarter, we had a net loss applicable to common stock of $5.0 million.  We had a loss applicable to common stock of $4.0 million for the prior year quarter. Items that positively impacted the current quarter were increased operating revenues of $1.3 million and lower operating expenses of $1.9 million.  These positive items were partially offset by the higher unrealized loss on derivatives of $2.2 million and $2.6 million of expense accruals and write offs related to our outstanding debt.

Operating Revenues

The table below summarizes our operating revenues:

	Three months ended September 30,		Increase
	2010	2009	(Decrease)
Operating Revenues (in thousands)	$6,244	$4,931	$1,313
Sales Volumes
Crude Oil (MBbls)	76	72	4
Natural Gas (MMcf)	115	107	8
Total (MBOE)	95	90	5
Average Realized Price
Crude Oil ($/ Bbl)	$70.52	$61.19	$9.33
Natural Gas ($/ Mcf)	$7.69	$4.78	$2.91
Operating Revenues and Commodity Derivative Settlements (in thousands) (a)	$7,153	$6,782	$371
Average Adjusted Price (includes commodity derivative settlements) (a)
Crude Oil ($/ Bbl)	$74.45	$71.39	$3.06
Natural Gas ($/Mcf)	$13.01	$15.21	$(2.20)

(a)          As discussed in Note 5 to our Consolidated Financial Statements, on August 10, 2010, we sold certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million pursuant to the Forbearance Agreement. The $0.8 million is excluded from the commodity derivative settlements listed above.

The current quarter operating revenues of $6.2 million were $1.3 million higher as compared to the prior year quarter operating revenues of $4.9 million. The $1.3 million increase is attributable to increased prices received for crude oil and natural gas sales volumes of $0.7 million and $0.3 million, respectively, and increased crude oil and natural gas sales volumes totaling $0.3 million.

Crude Oil Sales.  Our current quarter crude oil sales were 4 MBbls higher as compared to the prior year quarter.  The overall sales increase resulted from reduced crude oil inventory and improved operational efficiency at our Panhandle Properties and Davenport Properties, and the RTP program at our Desdemona properties, which increased crude oil sales by 9 MBbls.  This was partially offset by the sales decrease of 5 MBbls at our Cato Properties due to the redistribution of water injection at the waterflood which resulted in lower production.  The development activities at the Desdemona Properties and Cato Properties are further discussed under “Overview-Drilling Capital Development and Operating Activities Update.”

Natural Gas Sales.  Our current quarter natural gas sales were 8 MMcf higher as compared to the prior year quarter.  The overall sales increase is due to the RTP program at our Desdemona Properties, as previously discussed, and  recompletions of natural gas wells from January 2010 through April 2010 at our Panhandle Properties which increased natural gas sales by 12 MMcf and 5 MMcf, respectively.  This was partially offset by the sales decrease of 10 MMcf at our Cato Properties due to the waterflood project, as previously discussed.

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

The average prices we received for our crude oil and natural gas sales were supplemented by commodity derivative settlements received for the current and prior year quarters.  As discussed in Note 5 to our Consolidated Financial Statements, if crude oil and natural gas NYMEX prices are lower than the “floor prices,” we will be reimbursed by our counterparty for the difference between the NYMEX price and “floor price” (i.e. realized gain).  Conversely, if crude oil and natural gas NYMEX prices are higher than the derivative “ceiling prices,” we will pay our counterparty for the difference between the NYMEX price and “ceiling price” (i.e. realized loss).

Operating Expenses

For the current quarter, our total operating expenses were $7.8 million, or $1.9 million lower than the prior year quarter of $9.7 million. We had lower lease operating expenses of $1.0 million and reduced general and administrative expenses of $1.0 million, partially offset by higher depletion and depreciation expense of $0.1 million.  These items are discussed in greater detail below.

Lease Operating Expenses

Our lease operating expenses (“LOE”) consist of the costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, workovers and utilities.

For the current quarter, our LOE was $3.3 million, which was $1.0 million lower than prior year quarter of $4.3 million. The $1.0 million decrease resulted primarily from reduced service rates negotiated with vendors and improved operating efficiencies.  The $0.1 million reduction pertained to decreased workover expenses of $0.6 million, lower chemical treatments of $0.2 million, reduced payroll of $0.1 million and other expense reductions of $0.3 million, which was partially offset by increased electricity expenses of $0.2 million.  We are continuing to evaluate additional reductions to LOE expenses.

For the current quarter, our LOE per BOE, based on production, was $31.37, which is a reduction of $10.73 and $4.98, respectively, as compared to $42.10 for the prior year quarter and $36.35 for the quarter ended June 30, 2010.  This is attributed to the reasons previously discussed. In general, secondary and tertiary LOE is higher than the LOE for companies developing primary production because our fields are more mature and typically produce less oil and more water. However, we expect our LOE per BOE to decrease during the 2011 Fiscal Year due to the lower service rates with vendors and improved operational efficiencies. Further, we expect LOE per BOE to decrease as production increases from the waterflood and EOR development activities we have implemented and are implementing as discussed under the “Drilling Capital Development and Operating Activities Update.”

Production and Ad Valorem Taxes

For the 2010 Fiscal Year, our production and ad valorem taxes were $0.5 million, which approximates the prior year quarter as increased production taxes were offset by lower ad valorem taxes due to reductions in tax property valuations by taxing authorities. Our production taxes as a percent of operating revenues for the current quarter of 6.0% was comparable to the prior year quarter of 6.3%. We anticipate the 2011 Fiscal Year to be subject to similar production tax rates.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of support services for our operating activities, legal matters and investor relations costs.

For the current quarter, our G&A expenses totaled $2.6 million, which is $1.0 million lower than the prior year quarter of $3.6 million. The $1.0 million expense reduction resulted primarily from lower costs related to the terminated merger of $0.5 million, reduced stock-based compensation of $0.4 million and lower payroll and benefits costs of $0.1 million. The lower share-based compensation costs are directly related to reduced issuances of stock options and restricted stock. The reduced payroll and benefits costs resulted from workforce reductions which occurred during the current quarter, which eliminated 46% of our home office staff.  On an annualized basis, the workforce reductions are expected to reduce G&A expenses by $1.6 million.

The current quarter includes non-recurring costs totaling $0.6 million related to the terminated merger, settlement of litigation and advisory fees for prior transactions which are not expected to occur in future periods. On September 28-29, 2010, we reduced the size of our Board of Directors from six independent directors to two independent directors, which, based on the current quarter, is expected to reduce G&A expenses by $147,000 per quarter. Beginning January 2011, we expect to reduce the cost of rental expense associated with our Fort Worth corporate office by $125,000 per quarter. On November 11, 2010, our Senior Vice President and Chief Financial Officer, Benjamin Daitch, resigned and was succeeded by our former Chief Accounting Officer, Michael J. Ricketts. This employee reduction is expected to reduce G&A expenses by $0.3 million annually. We are continuing to evaluate additional reductions to G&A expenses.

Depletion and Depreciation

For the current quarter, our depletion and depreciation expense was $1.3 million, an increase of $0.1 million as compared to the prior year quarter depletion and depreciation expense. This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers. The increase is due to increased crude oil and natural gas sales volumes (net) as previously discussed under “Operating Revenues.”  For the current quarter, our depletion rate pertaining to our oil and gas properties was $11.67 per BOE which is comparable to the prior year quarter.

Interest Expense and Other

For the current quarter, we recorded interest expense of $2.7 million, an increase of $2.6 million as compared to the prior year quarter of $0.1 million. As previously discussed, the $2.6 million increase consists of additional interest and fees due under the terms of the Forbearance Agreements; accelerated amortization of deferred financing costs and accounting and legal expense incurred by our lenders.

The interest expense for the current and prior year quarters was reduced by $0.6 million and $0.5 million, respectively, for interest cost that was capitalized to the waterflood projects discussed under the “Drilling Capital Development and Operating Activities Update.”

Gain (Loss) on Commodity Derivatives

As discussed in Note 5 to our Consolidated Financial Statements, we have entered into financial contracts for our commodity derivatives and our interest rate swap. For the current quarter, the loss on commodity derivatives of $2.7 million consisted of an unrealized loss of $4.3 million and a realized gain of $1.6 million.  For the prior year quarter, the loss on commodity derivatives of $0.5 million consisted unrealized loss of $2.3 million and a realized gain of $1.8 million.

For the realization of settlements, if crude oil and natural gas NYMEX prices are lower than the floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price (i.e. realized gain). Conversely, if crude oil and natural gas NYMEX prices are higher than the ceiling prices, we will pay our counterparty for the difference between the NYMEX price and ceiling price (i.e. realized loss). By their nature, these commodity derivatives can have a highly volatile impact on our earnings. A ten percent change in the NYMEX prices for crude oil and natural gas that impact our commodity derivative instruments could affect our pre-tax earnings by approximately $0.6 million.

Income Tax Benefit

For the current quarter and prior year quarters, we had an income tax benefit of $2.4 million and $1.6 million, respectively.  The prior year quarter tax amount included taxes related to discontinued operations as shown in Note 6 to our Consolidated Financial Statements. The higher amount of income tax benefits for the current quarter, as compared to the prior year quarter, is due to lower taxable income. The income tax rates for the current and prior year quarters were 34% and 31%, respectively.

Income from Discontinued Operations

For the prior year quarter, we had income from discontinued operations of $0.1 million due to our divestiture of the Certain Panhandle Properties, as discussed in Note 6 to our Consolidated Financial Statements.

Preferred Stock Dividend

The preferred stock dividend for the current quarter of $0.5 million was comparable to the prior year quarter. The paid-in-kind and cash dividends are 59% and 41%, respectively.

On August 5, 2010, we entered into Consent and Forbearance Agreements with the lenders under our credit agreements that prohibit us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Series D Convertible Preferred Stock.  As of September 30, 2010, the unpaid cash dividend of $0.2 million is included in accrued liabilities reported in our consolidated balance sheets.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.          Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded, as of September 30, 2010, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 9 to our Consolidated Financial Statements which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A.       Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2010 under the heading “Item 1A. “Risk Factors” filed with the SEC on September 22, 2010, which risks could materially affect our business, financial condition and results of operations.

Except as shown below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 22, 2010, which is accessible on the SEC’s website at www.sec.gov.

Our lenders have terminated each of the Consent and Forbearance Agreements with respect to our credit agreements, and we have no guarantee that they will not declare the amounts owed under our credit agreements immediately payable and exercise any other available rights and remedies.

On September 24, 2010, the lenders under our credit agreements notified us, through the delivery of Reservation of Rights Letters, that we had failed to timely comply with certain covenants in the Consent and Forbearance Agreements dated August 5, 2010 with such parties, and, as a result thereof, such Consent and Forbearance Agreements were terminated.  As of November 15, 2010, the lenders have taken no action with the delivery of these letters.  However, if our lenders declare the amounts owed under our credit agreements immediately due and payable, we will be unable to continue as a going concern.  We have not obtained any further waiver or forbearance from the lenders with respect to our credit agreements, and there is no guarantee that we will be able to obtain any waiver or forbearance in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following shares of our common stock were delivered to us during the quarter ended September 30, 2010 from S. Jeffrey Johnson and Michael Ricketts, pursuant to the terms of the Cano Petroleum, Inc. 2005 Long-Term Incentive Plan, to satisfy tax withholding obligations relating to the vesting of restricted stock awards:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 through July 31, 2010	14,548	$0.61	—	—
August 1, 2009 through August 31, 2010	—	—	—	—
September 1, 2009 through September 30, 2010	—	—	—	—
Total	14,548	$0.61	—	—

Item 3.  Defaults Upon Senior Securities.

On August 5, 2010, we entered into Forbearance Agreements with the lenders under our credit agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Preferred Stock.  On September 24, 2010, our lenders delivered Reservation of Rights Letters specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  During September 2010, we elected to suspend the quarterly dividend paid on the Preferred Stock beginning with the quarter ended September 30, 2010.  Dividends on the Preferred Stock are cumulative.  As of the date of the filing of this report, unpaid cumulative dividends on the Preferred Stock were $0.3 million.

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

CANO PETROLEUM, INC.

Date: November 15, 2010	By:	/s/ S. JEFFREY JOHNSON
S. Jeffrey Johnson
Chief Executive Officer

Date: November 15, 2010	By:	/s/ MICHAEL J. RICKETTS
Michael J. Ricketts
Senior Vice-President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.129

Consent and Forbearance Agreement dated August 5, 2010 among Cano, certain Guarantors, certain Lenders and Union Bank, N.A., incorporated herein by reference to Cano’s current report on Form 8-K filed with the SEC on August 10, 2010.

10.130

Consent and Forbearance Agreement dated August 5, 2010 among Cano, certain Guarantors, certain Lenders and UnionBanCal Equities, Inc., incorporated herein by reference to Cano’s current report on Form 8-K filed with the SEC on August 10, 2010.

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