Form 10-Q
period 2010-12-31
CANO PETROLEUM, INC
filed 2011-02-14
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number: 001-32496

Cano Petroleum, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 North Beltline Road, Suite 200
Irving, Texas (Address of principal executive offices)	75063 (Zip Code)

(214) 687-0030

(Registrant’s telephone number, including area code)

N/A

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

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of February 14, 2011 was 45,403,749 shares.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In Thousands, Except Shares and Per Share Amounts

	December 31,	June 30,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$230	$300
Accounts receivable	2,101	2,411
Derivative assets	216	2,968
Deferred tax asset	2,108	17
Inventory and other current assets	1,228	841
Total current assets	5,883	6,537

Oil and gas properties, successful efforts method	296,468	294,961
Less accumulated depletion and depreciation	(46,660)	(44,615)
Net oil and gas properties	249,808	250,346

Fixed assets and other, net	1,286	2,404
Goodwill	101	101
TOTAL ASSETS	$257,078	$259,388

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,644	$3,297
Accrued liabilities	4,178	2,304
Oil and gas sales payable	937	804
Derivative liabilities	3,479	410
Current maturity of debt (Note 3)	66,450	66,450
Current maturity of Series D convertible preferred stock, net of unamortized discount of $1,156 (Note 4)	27,501	—
Current portion of asset retirement obligations	199	189
Total current liabilities	106,388	73,454
Long-term liabilities
Asset retirement obligations	3,134	2,991
Derivative liabilities	3,647	1,368
Deferred tax liabilities and other	17,581	18,992
Total liabilities	130,750	96,805

Temporary equity
Series D convertible preferred stock and cumulative paid-in-kind dividends, par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 23,849 issued at June 30, 2010; liquidation preference at June 30, 2010 of $28,100, net of unamortized discount of $1,582	—	26,518

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,116,826 and 45,413,749 shares issued and outstanding, respectively, at December 31, 2010; and 47,159,706 and 45,456,629 shares issued and outstanding, respectively, at June 30, 2010	5	5
Additional paid-in capital	190,336	190,500
Accumulated deficit	(63,316)	(53,743)
Treasury stock, at cost; 1,703,077 shares held in escrow at December 31, 2010 and June 30, 2010, respectively	(697)	(697)
Total stockholders’ equity	126,328	136,065
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$257,078	$259,388

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
In Thousands, Except Per Share Data	2010	2009	2010	2009
Operating Revenues:
Crude oil sales	$4,763	$4,701	$10,124	$9,121
Natural gas sales	916	933	1,799	1,444
Total operating revenues	5,679	5,634	11,923	10,565

Operating Expenses:
Lease operating	2,690	3,840	5,997	8,187
Production and ad valorem taxes	518	469	1,033	888
General and administrative	1,629	2,875	4,148	6,448
Exploration expense	—	5,024	—	5,024
Loss pending resolution of insurance claim	681	—	681	—
Impairment of long-lived assets	—	283	—	283
Depletion and depreciation	1,067	1,246	2,410	2,495
Accretion of discount on asset retirement obligations	76	68	156	135
Total operating expenses	6,661	13,805	14,425	23,460

Loss from operations	(982)	(8,171)	(2,502)	(12,895)
Other income (expense):
Interest expense and other	(1,190)	(272)	(3,928)	(421)
Loss on derivatives	(3,512)	(4,727)	(6,230)	(5,239)
Total other expense	(4,702)	(4,999)	(10,158)	(5,660)

Loss from continuing operations before income taxes	(5,684)	(13,170)	(12,660)	(18,555)
Deferred income tax benefit	2,045	4,530	4,453	6,232
Loss from continuing operations	(3,639)	(8,640)	(8,207)	(12,323)
Income from discontinued operations, net of related taxes	—	206	—	328
Net loss	(3,639)	(8,434)	(8,207)	(11,995)
Preferred stock dividend	(896)	(420)	(1,366)	(890)
Net loss applicable to common stock	$(4,535)	$(8,854)	$(9,573)	$(12,885)

Net loss per share - basic and diluted
Continuing operations	$(0.10)	$(0.19)	$(0.21)	$(0.29)
Discontinued operations	—	—	—	0.01
Net loss per share - basic and diluted	$(0.10)	$(0.19)	$(0.21)	$(0.28)

Weighted average common shares outstanding
Basic and Diluted	45,436	45,570	45,440	45,570

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHODLERS’ EQUITY

JULY 1, 2010 THROUGH DECEMBER 31, 2010

(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at July 1, 2010	47,159,706	$5	$190,500	$(53,743)	1,703,077	$(697)	$136,065

Forfeiture and surrender of stock awards	(47,880)	—	(9)	—	—	—	(9)

Stock-based compensation expense	—	—	(157)	—	—	—	(157)

Net proceeds from issuance of common shares	5,000	—	2	—	—	—	2

Preferred stock dividend	—	—	—	(1,366)	—	—	(1,366)

Net loss	—	—	—	(8,207)	—	—	(8,207)

Balance at December 31, 2010	47,116,826	$5	$190,336	$(63,316)	1,703,077	$(697)	$126,328

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(8,207)	$(11,995)
Adjustments needed to reconcile net loss to net cash provided by (used in) operations:
Unrealized loss on derivatives	8,220	8,160
Loss on sale of oil and gas properties and other	59	—
Accretion of discount on asset retirement obligations	156	136
Depletion and depreciation	2,410	2,522
Exploration expense	—	5,024
Impairment of long-lived assets	—	283
Stock-based compensation expense	(157)	713
Deferred income tax benefit	(4,453)	(6,044)
Amortization of debt issuance costs and prepaid expenses	1,333	863

Changes in assets and liabilities relating to operations:
Accounts receivable	302	782
Derivative assets	(113)	(277)
Inventory and other current assets and liabilities	(401)	(1,233)
Accounts payable	(176)	316
Accrued liabilities	2,606	(141)
Net cash provided by (used in) operations	1,579	(891)

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(1,651)	(9,607)
Net cash used in investing activities	(1,651)	(9,607)

Cash flow from financing activities:
Repayments of long-term debt	(550)	—
Borrowings of long-term debt	550	11,000
Proceeds from issuance of common stock, net	2	—
Payment of preferred stock dividend	—	(383)
Net cash provided by financing activities	2	10,617

Net decrease in cash and cash equivalents	(70)	119
Cash and cash equivalents at beginning of period	300	392
Cash and cash equivalents at end of period	$230	$511

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$557	$557
Amortization of Preferred Stock Discount	427	—

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$1,391	$1,445

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

Significant assumptions are required in the valuation of proved crude oil and natural gas reserves, which may affect the amounts at which crude oil and natural gas properties are recorded. Our estimates of proved reserves materially impact depletion expense. If proved reserves decline, then the rate at which we record depletion expense increases. A decline in estimated proved reserves could result from lower prices, adverse operating results, mechanical problems at our wells and catastrophic events such as fires, hurricanes and floods. Lower prices can make it uneconomical to drill new wells or produce from existing wells with high operating costs. In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment. Our proved reserves estimates are based upon many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of crude oil and natural gas actually produced.  Based on our June 30, 2010 reserve report, seventy-nine percent of our proved reserves are classified as proved undeveloped reserves. Capital expenditures amounting to $310.5 million are forecasted in our reserve report.  As we have done during each year of our existence, to develop these reserves we will require access to the capital markets and/or consider divestitures of oil and gas properties in each of the next five years, as our projected capital expenditures are greater than projected cash flow from operations through December 2015.

New Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended June 30, 2010.

2. LIQUIDITY / GOING CONCERN

At December 31, 2010, we had cash and cash equivalents of $0.2 million. We had negative working capital of $100.5 million, which includes current liabilities of $66.5 million of long-term debt and $27.5 million of Series D convertible preferred stock. For the six-month period ended December 31, 2010, we had cash flow provided by operations of $1.6 million.

On July 20, 2010, we terminated our announced merger with Resaca Exploitation, Inc. (“Resaca”) that had been initiated pursuant to an Agreement and Plan of Merger dated September 29, 2009.  On July 26, 2010 we announced the engagement of Canaccord Genuity and Global Hunter Securities to assist our Board in a review of strategic alternatives, with a goal of maximizing value for our shareholders.  The strategic alternatives we are considering include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations and/or recapitalizing the Company. We continue to focus on cost reduction efforts to improve both our profitability and cash flow from operations.

We currently have limited access to capital. On August 6, 2010, we finalized Consent and Forbearance Agreements with the lenders under our credit agreements that waived potential covenant compliance issues for the periods ending June 30, 2010 and September 30, 2010, set certain deadlines for the execution of our strategic alternatives process and allowed us to sell certain natural gas commodity derivative contracts for cash proceeds of $0.8 million, which was intended to provide Cano sufficient liquidity to complete its strategic alternatives process. The Consent and Forbearance Agreements were terminated as our lenders delivered Reservation of Rights Letters dated September 24, 2010 and January 5, 2011, as discussed in Note 3.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As of February 14, 2011, our lenders have taken no actions associated with the termination of the Consent and Forbearance Agreements.  We currently have no available borrowing capacity under our senior and subordinated credit agreements.

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

3. DEBT

At December 31, 2010 and June 30, 2010, the outstanding amount due under our credit agreements was $66.5 million. The $66.5 million consisted of outstanding borrowings under the amended and restated credit agreement (the “ARCA”) and the subordinated credit agreement (the “SCA”) of $51.5 million and $15.0 million, respectively. At December 31, 2010, the average interest rates charged by the lenders under the ARCA and SCA were 3.02% and 6.31%, respectively.

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

On September 24, 2010, our lenders delivered Reservation of Rights Letters (“Letters”), subsequently updated on January 5, 2011, specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  As of February 14, 2011, the lenders have taken no action with the delivery of these Letters.  We have recorded all additional interest and fees due under the terms of the Credit Agreements of $2.0 million in accrued liabilities on our consolidated balance sheet and in interest expense on consolidated statement of operations as of December 31, 2010.  We have also recorded additional interest expense associated with the accelerated amortization of deferred financing costs of $0.6 million applicable to the Credit Agreements, and accounting and legal expense incurred by our lenders of $0.4 million.

4. PREFERRED STOCK

On August 5, 2010, we entered into Forbearance Agreements with the lenders under our Credit Agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Preferred Stock. As discussed under Note 3, the Forbearance Agreements were terminated.  As of December 31, 2010, we have not remitted cash dividend payments for the Preferred Stock of $0.4 million for the three-month periods ended September 30, 2010 and December 31, 2010. As of December 31, 2010, the unpaid cash dividend of $0.4 million is included in accrued liabilities reported in our consolidated balance sheets. Due to the non-payment of the cash dividends, along with the fact that the Preferred Stock is redeemable for cash as of September 6, 2011, our Preferred Stock has been reclassified from Temporary Equity to a current liability of $27.5 million on our consolidated balance sheet, which is the liquidation preference of $28.7 million less unamortized issuance costs of $1.2 million, which is presented as a discount on the consolidated balance sheet as of December 31, 2010.  Issuance costs of $0.4 million were amortized in preferred stock dividend during the three-month period ended December 31, 2010.

S. Jeffrey Johnson, our former Chief Executive Officer and former Chairman of our board of directors, owns approximately 3.5% of our outstanding Preferred Stock. For the three-month periods ended December 31, 2010 and 2009, we paid preferred dividend payments to Mr. Johnson of approximately $0 and $20,000, respectively.  For the six-month periods ended December 31, 2010 and 2009, we paid preferred dividend payments to Mr. Johnson of approximately $0 and $39,000, respectively.

If any Preferred Stock remains outstanding on September 6, 2011, we are required to redeem the Preferred Stock for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued cash and paid-in-kind dividends.  If we do not redeem the Preferred Stock (including accrued cash and paid-in-kind dividends) for cash on September 6, 2011, the redemption value of the Preferred Stock will accrue interest at 1.5% per month until Cano has made settlements with the preferred stockholders.

The subordination provisions of the Certificate of Designations of our Preferred Stock may prohibit us from redeeming any of the Preferred Stock on September 6, 2011.

5. DERIVATIVES

Our derivatives consist of commodity derivatives and an interest rate swap arrangement, which are discussed in greater detail below.

Commodity Derivatives

Pursuant to the ARCA and SCA discussed in Note 3, we are required to maintain our existing commodity derivative contracts.  We entered into commodity derivative contracts to partially mitigate the risk associated with extreme fluctuations of prices for our crude oil and natural gas sales.  We have no obligation to enter into commodity derivative contracts in the future. Should we choose to enter into commodity derivative contracts to mitigate future price risk, we cannot enter into contracts for greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves for a given month. As of December 31, 2010, we maintained the following “collar” commodity derivative contracts with UBNA as our counterparty, which is one of the senior lenders under the ARCA:

Time Period	Floor Oil Price	Ceiling Oil Price	Barrels Per Day		Floor Gas Price	Ceiling Gas Price	Mcf per Day	Barrels of Equivalent Oil per Day(a)
1/1/11 - 3/31/11	$80.00	$107.30	333	(b)	$—	$—	—	333
1/1/11 - 3/31/11	$85.00	$100.50	200	(b)	$8.00	$11.05	967	361

(a)        This column is computed by dividing the “Mcf per Day” by 6 and adding it to “Barrels per Day.”

(b)        On February 8, 2011, these crude oil derivative contracts were terminated at no cost to either party.

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

Financial Statement Impact

During the three-month and six-month periods ended December 31, 2010 and 2009, respectively, the gain (loss) on derivatives reported in our consolidated statements of operations is summarized as follows:

		Three-Month Period		Six-Month Period
	Location of Gain	Ended December 31,		Ended December 31,
	(Loss) Derivative	2010	2009	2010	2009
Settlements received/accrued on commodity derivatives	Other income (expense)	$415	$1,196	$1,319	$3,047
Settlements received on sale of commodity derivatives	Other income (expense)	—	—	800	—
Settlements paid/accrued on interest rate swap	Other income (expense)	(66)	(70)	(129)	(126)
Realized gain (loss) on derivatives	Other income (expense)	349	1,126	1,990	2,921
Unrealized gain (loss) on commodity derivatives	Other income (expense)	(3,910)	(5,783)	(8,242)	(7,987)
Unrealized gain (loss) on interest rate swap	Other income (expense)	49	(70)	22	(173)
Loss on derivatives	Other income (expense)	$(3,512)	$(4,727)	$(6,230)	$(5,239)

On August 10, 2010, we sold certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million pursuant to the Forbearance Agreements. The cash settlements received/accrued by us under commodity derivatives were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the floor prices set for the respective time periods and realized gains from the sale of uncovered “floor price” contracts as previously discussed. The cash settlements paid/accrued by us under commodity derivatives were cumulative monthly payments due to our counterparty since the NYMEX crude oil and natural gas prices were higher than the ceiling prices set for the respective time periods. The cash settlements paid/accrued by us under the interest rate swap were quarterly payments to our counterparty since the actual three-month LIBOR interest rate was lower than the fixed 1.73% rate we pay to the counterparty. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows as changes to current assets and current liabilities. At December 31, 2010 and June 30, 2010, we had recorded a receivable from our counterparty included in accounts receivable on our consolidated balance sheet of $0.1 million and $0.3 million, respectively.

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

The estimated fair value of derivatives included in the consolidated balance sheet at December 31, 2010 is summarized below.

In thousands
Derivative assets (Level 2):
Crude oil collars—current	$8
Natural gas collars—current	208
Derivative liability (Level 2)
Interest rate swap—current	(191)
Interest rate swap—noncurrent	(52)
Derivative liability (Level 3)
Crude oil swap—current	(3,288)
Crude oil swap—noncurrent	(3,595)
Net derivative liabilities	$(6,910)

The following table shows the reconciliation of changes in the fair value of the net derivative assets classified as Level 2 and 3, respectively, in the fair value hierarchy for the three months ended December 31, 2010 (in thousands).

In thousands	Total Net Derivative Assets (Liabilities)
Balance at June 30, 2010	$1,190
Unrealized loss on derivatives	(8,220)
Settlements, net	120
Balance at December 31, 2010	$(6,910)

The change from net derivative assets of $1.2 million at June 30, 2010 to net derivative liabilities of $6.9 million at December 31, 2010 is attributable to the increases in crude oil and natural gas futures prices and settlements that occurred during the six-month period. These amounts are based on our mark-to-market valuation of these derivatives at December 31, 2010 and may not be indicative of actual future cash settlements.

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2010		June 30, 2010		December 31, 2010		June 30, 2010
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity derivative contracts	Derivatives — current	$216	Derivatives — current	$2,968	Derivatives — current	$(3,288)	Derivatives — current	$(206)
Commodity derivative contracts	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives — noncurrent	(3,595)	Derivatives — noncurrent	(1,308)
Interest rate swaps	Derivatives — current	—	Derivatives — current	—	Derivatives — current	(191)	Derivatives — current	(204)
Interest rate swaps	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives - noncurrent	(52)	Derivatives - noncurrent	(60)
Total derivatives not designated as hedging instruments		$216		$2,968		$(7,126)		$(1,778)
Total derivatives designated as hedging instruments		$—		$—		$—		$—
Total derivatives		$216		$2,968		$(7,126)		$(1,778)

6. DISCONTINUED OPERATIONS

On January 27, 2010, we completed the sale of our interests in certain oil and gas properties located in the Texas Panhandle (“Certain Panhandle Properties”) for net proceeds of $6.3 million, subject to customary post-closing adjustments. The sale had an effective date of January 1, 2010. The operating results of the Certain Panhandle Properties for the three-month and six-month periods ended December 31, 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below (in thousands).

	Period Ended December 31, 2009
	Three-Month	Six-Month
Operating Revenues:
Crude oil sales	$12	$23
Natural gas sales	497	819
Total operating revenues	509	842
Operating Expenses:
Lease operating	87	156
Production and ad valorem taxes	59	106
Depletion and depreciation	14	27
Accretion of discount on asset retirement obligations	1	2
Interest expense, net	25	36
Total operating expenses	186	327
Income before income taxes	323	515
Income tax provision	(117)	(187)

Income from discontinued operations	$206	$328

Interest expense, net of interest income, was allocated to discontinued operations based on the percent of operating revenues applicable to discontinued operations to the total operating revenues.

7. STOCK OPTIONS

During the six-month period ended December 31, 2010, we did not grant additional stock options.  A summary of outstanding options as of December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2010	1,310,710	$4.33
Options exercised	(5,000)	0.43
Options forfeited	(324,930)	4.70
Outstanding at December 31, 2010	980,780	$4.23

Based on our $0.38 stock price at December 31, 2010, there was no intrinsic value of both the options outstanding and exercisable.

Total options exercisable at December 31, 2010 amounted to 980,780 shares and had a weighted average exercise price of $4.23. Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For the three- and six-month periods ended December 31, 2010, our recordings for stock-based compensation expense were insignificant. For the three- and six-month periods ended December 31, 2009, we recorded a charge to stock-based compensation expense of $0.1 million and $0.2 million, respectively.  As of December 31, 2010, we had fully expensed the total compensation cost related to the outstanding option awards.

8. DEFERRED COMPENSATION

As of December 31, 2010, we had non-vested share awards totaling 73,334 shares to key employees pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Fair Value $000s
Non-vested share awards at June 30, 2010	161,668	$7.18	$1,160
Shares vested	(40,453)	$5.84	$(236)
Shares forfeited or surrendered	(47,881)	$8.27	(396)
Non-vested share awards at December 31, 2010	73,334	$7.20	$528

The share awards will vest to the employees by July 2, 2011. The fair values of the awards are based on our actual stock price on the date of grant multiplied by the number of shares granted.  As of December 31, 2010, the grant date fair value of non-vested shares amounted to $0.5 million.  For the three-month period ended December 31, 2010, we recorded a credit to stock-based compensation expense of $0.1 million, primarily due to award forfeitures. For the six-month period ended December 31, 2010, we had insignificant stock-based compensation expense.  For the three- and six-month periods ended December 31, 2009, we have expensed $0.2 million and $0.5 million, respectively, to stock-based compensation expense based on amortizing the fair value over the appropriate service period.  The forfeitures resulted from shares used to satisfy employees’ tax withholding obligations related to the vesting of their share awards and employee termination.

9. NET LOSS PER COMMON SHARE

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

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three- and six-month periods ended December  31, 2010 and 2009, as their effects would have been anti-dilutive.

	December 31,
	2010	2009
Stock options	980,780	1,336,177
Preferred stock	4,147,652	4,147,652
PIK dividends	836,135	642,559

10. COMMITMENTS AND CONTINGENCIES

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

The Final Judgment was appealed and a decision was reached on March 11, 2009, as the Court of Appeals for the Tenth District of Texas in Amarillo affirmed in part and reversed in part the ruling of the 100th Judicial District Court. The Court of Appeals (a) affirmed the trial court’s granting of summary judgment in Cano’s favor for breach of contract/termination of an oil and gas lease and (b) reversed the trial court’s granting of summary judgment in Cano’s favor on plaintiffs’ claims of Cano’s negligence. The Court of Appeals ordered the case remanded to the 100th Judicial District Court. On March 30, 2009, the plaintiffs filed a motion for rehearing with the Court of Appeals and requested a rehearing on the affirmance of the trial court’s holding on the plaintiffs’ breach of contract/termination of an oil and gas lease claim. On June 30, 2009, the Court of Appeals ruled to deny the plaintiff’s motion for rehearing. On August 17, 2009, Cano filed an appeal with the Texas Supreme Court to request the reversal of the Court of Appeals ruling regarding our potential negligence. On December 11, 2009, the Texas Supreme Court declined to hear Cano’s appeal.

This lawsuit was resolved through a Settlement and Release Agreement effective October 19, 2010, pursuant to which this lawsuit has been dismissed without prejudice. The dismissal without prejudice will automatically convert to a dismissal with prejudice, thus foreclosing the plaintiffs’ ability to re-file this suit, once we have fully satisfied the obligations contained in the

Settlement and Release Agreement.  Based on our knowledge and judgment of the facts as of February 14, 2011, our financial statements dated December 31, 2010 present fairly the effect of the actual and the anticipated future costs to resolve this matter.

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

On July 2, 2009, the plaintiffs filed an amended complaint that added as defendants Cano, Cano’s Chief Executive Officer and Chairman of the Board, Jeff Johnson, Cano’s former Senior Vice President and Chief Financial Officer, Morris B. “Sam” Smith, Cano’s former Senior Vice President and Chief Financial Officer, Ben Daitch, Cano’s current Senior Vice President and Chief Financial Officer, Michael Ricketts and Cano’s former Senior Vice President of Engineering and Operations, Patrick McKinney, and dismissed Gerald W. Haddock, a former director of Cano, as a defendant. The amended complaint alleges that the prospectus for the Secondary Offering contained statements regarding Cano’s proved reserve amounts and standards that were materially false and overstated Cano’s proved reserves. The plaintiff is seeking to certify the lawsuit as a class action lawsuit and is seeking an unspecified amount of damages. On July 27, 2009, the defendants moved to dismiss the lawsuit. On December 3, 2009, the U.S. District Court for the Northern District of Texas granted motions to dismiss all claims brought by the plaintiffs. On December 18, 2009, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. On April 5, 2010, Cano filed its appellate brief to support its position.  On April 19, 2010, the plaintiffs filed their response brief. On August 4, 2010, the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal by the U.S. District Court for the Northern District of Texas of all claims by the plaintiffs.  By affirming the decision of the lower court, the U.S. Court of Appeals for the Fifth Circuit agreed that the plaintiff’s complaint failed to state a claim upon which relief could be granted, and thus found merit in dismissing the lawsuit.

Resaca Claim

Section 7.6 of the Merger Agreement with Resaca Exploitation, Inc. (“Resaca”) provided for the Company and Resaca to share transaction expenses related to the printing, filing and mailing of the registration statement on Form S-4 covering the Resaca shares that would have been issued to Cano stockholders in the merger, the proxy statements relating to the meetings at which the stockholders of Cano and Resaca voted to approve the merger, and the solicitation of stockholder approvals.  On September 2, 2010, we filed an action against Resaca in the Tarrant County District Court seeking a declaratory judgment to clarify the scope and determine the amount of any expenses that are reimbursable under Section 7.6 of the Merger Agreement.  On December 16, 2010, the presiding District Court judge denied Resaca’s request to transfer the venue.  On January 19, 2011, Resaca filed a motion for Partial Summary Judgment to seek reimbursement of certain merger-related expenses totaling $1.1 million, for which Cano’s 50% portion would be $0.5 million.  Based on our knowledge and judgment of the facts as of February 14, 2011, our financial statements dated December 31, 2010 present fairly the effect of the actual and the anticipated future costs to resolve this matter.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-

looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, our ability to successfully execute one of our strategic alternatives, restructure our existing indebtedness, obtain further waivers or forbearance from our lenders, raise new capital, restructure the terms of our Preferred Stock, the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques.

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

Overview

Introduction

We are an independent oil and natural gas company. Our strategy is to convert our proved undeveloped reserves into proved producing reserves, improve operational efficiencies in our existing properties and acquire accretive proved producing assets.  We intend to manage our assets as both an operator and non-operated participation. We expect to seek joint venture partners to exploit proved undeveloped reserves at some of our existing properties. Our assets are located onshore in the U.S. in Texas, New Mexico and Oklahoma.

Operating Activities Update

For the quarter ended December 31, 2010 (“current quarter”) our production averaged 927 net barrels of oil equivalent per day (BOEPD) as compared to production of 1,071 BOEPD for the quarter ended December 31, 2009 (“prior year quarter”). For the six-month period ended December 31, 2010 (“current six months”) our production averaged 1,016 BOEPD as compared to production of 1,087 BOEPD for the six months ended December 31, 2009 (“prior year six months”). For both the current quarter and the current six-month period, we had production increases from the workover activities, behind-pipe recompletions in the Atoka Formation and return-to-production (“RTP”) program at the Desdemona Properties and improved operational efficiencies at the Davenport Properties. These increases were more than offset by decreased production at the Cato and Panhandle Properties, which is further discussed below.  Production at the Nowata Properties remained relatively unchanged during the comparative periods.

For the current quarter and current six months, we incurred development capital expenditures of $0.5 million and $1.1 million, respectively, (excludes capitalized general and administrative and interest expenses).

For December 2010, our production averaged 972 BOEPD.  The following is a discussion of our field level activity during the six-month period ended December 31, 2010.

Cato Properties.

On May 6, 2010, we received administrative approval from the New Mexico Oil and Gas Conservation Division (“NMOGCD”) to increase injection pressures at the 14 active injection wells.  On August 5, 2010, we received an expansion permit from the NMOGCD to further expand the waterflood operations. As a result, we have increased water injection rates at Phase 1 project at the Cato Properties covering 1,000 acres.

During mid-October 2010, production was adversely affected by a weather-related electrical outage.  Production was shut-in for 30 days, which resulted in lost production of 75 BOEPD during the current quarter. During the outage, we installed larger electric submersible pumps (“ESP’s”) in both existing and RTP wells, and implemented necessary facility upgrades to optimize our infrastructure.  Our current configuration will be adequate for the Phase 1 waterflood project. As of December 31, 2010, we have increased our injection rate to 13,500 barrels of water injected per day (“BWIPD”), which is 1,500 BWIPD higher than the injection rate of 12,000 BWIPD at September 30, 2010.  We have seen increased fluid production rates and corresponding increasing crude oil rates as a direct result of this work.  During December 2010, our production averaged 214 BOEPD.  From January 2011 through June

2011, we intend to develop PDNP reserves in the Queen Sands formation and expect continued production improvements from the waterflood operations.

Davenport Properties.  Net production for the current quarter and current six months was 81 BOEPD and 83 BOEPD, respectively. Net production for the prior year quarter and prior year six months was 73 BOEPD for each period.  We are currently assessing the economic feasibility of an RTP project to activate non-producing wells.  During December 2010, our production averaged 84 BOEPD.

Desdemona Properties.  During the current six months, we maintained our focus on optimizing field efficiency, activating RTP wells and completed upgrades to our gas plant to sell all natural gas and natural gas liquids produced from the Duke Sand formation and new production from behind-pipe completions in the Atoka formation. Through December 31, 2010, we had completed two RTP wells in the Duke Sands formation at a cost of $25,000 per well and recompleted two wells into the Atoka formation that cost approximately $25,000 per well.  Each Atoka well recompletion had initial production 125 mcfpd (21 BOEPD) and stabilized at 75 mcfpd (13 BOEPD).  Sales of the production from the Atoka wells will begin once we install additional compression capacity. During December 2010, our production averaged 71 BOEPD.  From January 2011 through June 2011, we expect production improvements from the Duke Sands RTP project, as well as recompletions in the Atoka formation.

Nowata Properties.  We are currently assessing the viability to increase production by expanding the gas gathering system to connect additional wells to increase casinghead gas sales and optimizing current infrastructure.  During December 2010, our production averaged 217 BOEPD at the Nowata Properties, and has remained relatively flat since its acquisition in September 2004.

Panhandle Properties.  During the quarter ended September 30, 2010, we reduced the rate of waterflood injection at the Cockrell Ranch unit to optimize crude oil production and gain improved operational efficiencies.  Although this resulted in lost production of 30 BOEPD, operating margins have improved.  Our natural gas production decreases for both the quarter and six-month period resulted from gas plant outages by DCP Midstream, L.P., which adversely impacted our production by 60 BOEPD.  During December 2010, our production averaged 386 BOEPD.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $0.2 million. We had negative working capital of $100.5 million, which includes current liabilities of $66.5 million of long-term debt and $27.5 million of Series D convertible preferred stock. For the current six months, we had cash flow provided by operations of $1.6 million, which is an improvement of $2.5 million as compared to the prior year six months.

On July 20, 2010, we terminated our announced merger with Resaca Exploitation, Inc. (“Resaca”) that had been initiated pursuant to an Agreement and Plan of Merger dated September 29, 2009.  On July 26, 2010 we announced the engagement of Canaccord Genuity and Global Hunter Securities to assist our Board in a review of strategic alternatives, with a goal of maximizing value for our shareholders.  The strategic alternatives we are considering include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations and/or recapitalizing the Company. We continue to focus on cost reduction efforts to improve both our profitability and cash flow from operations.  Our cost reduction efforts have resulted in lower operating expenses for the current quarter and current six months of $7.1 million and $9.0 million, respectively.  Our primary focus is reducing lease operating expenses and general and administrative expenses.  We have been able to reduce operating expenses, while maintaining constant operating revenues.  This is further discussed under “Results of Operations — Operating Expenses.”

We currently have limited access to capital. On August 6, 2010, we finalized Consent and Forbearance Agreements with the lenders under our credit agreements that waived potential covenant compliance issues for the periods ending June 30, 2010 and September 30, 2010, set certain deadlines for the execution of our strategic alternatives process and allowed us to sell certain natural gas commodity derivative contracts for cash proceeds of $0.8 million, which was intended to provide Cano sufficient liquidity to complete its strategic alternatives process. The Consent and Forbearance Agreements were terminated as our lenders delivered Reservation of Rights Letters dated September 24, 2010 and January 5, 2011, as discussed in Note 3 to our Consolidated Financial Statements.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As of February 14, 2011, our lenders have taken no actions associated with the termination of the Consent and Forbearance Agreements.  We currently have no available borrowing capacity under our senior and subordinated credit agreements.

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

Under both the ARCA and SCA, we were not in compliance with the covenants relating to our current ratio, leverage ratio and interest coverage ratio for the quarter ended December 31, 2010.  We have not made any borrowings since July 2010.  We continue to make our interest payments timely to the lenders.

Results of Operations

Overall

For the current quarter, we had a loss applicable to common stock of $4.5 million, which was an improvement of $4.3 million as compared to the prior year quarter of a $8.9 million loss applicable to common stock. The $4.3 million earnings improvement primarily related to lower operating expenses of $7.1 million and decreased loss on derivatives of $1.2 million, partially offset by increased interest expense of $0.9 million and increased preferred stock dividend of $0.5 million.

For the current six months, we had a loss applicable to common stock of $9.6 million, which was an improvement of $3.3 million as compared to the $12.9 million loss applicable to common stock incurred for the prior year six months. Items contributing to the $3.3 million earnings improvement were lower operating expenses of $9.0 million and higher operating revenues of $1.3 million. Partially offsetting these positive items were increased interest expense of $3.5 million, increased loss on derivatives of $1.0 million and increased preferred stock dividend of $0.5 million.

These items will be further addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the three- and six-month periods ended December 31, 2010 and 2009.

	Three months ended December 31,		Increase	Six months ended December 31,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating Revenues (in thousands)	$5,679	$5,634	$45	$11,923	$10,565	$1,358
Sales Volumes
Crude Oil (MBbls)	59	68	(9)	135	140	(5)
Natural Gas (MMcf)	112	127	(15)	227	234	(7)
Total (MBOE)	78	89	(11)	173	179	(6)
Average Realized Price
Crude Oil ($/ Bbl)	$80.23	$69.28	$10.95	$74.77	$65.11	$9.66
Natural Gas ($/ Mcf)	$8.15	$7.38	$0.77	$7.92	$6.19	$1.73
Operating Revenues and Commodity Derivative Settlements (in thousands) (a)	$6,095	$6,830	$(735)	$13,248	$13,612	$(364)
Average Adjusted Price (includes commodity derivative settlements)
Crude Oil ($/ Bbl)	$80.66	$73.86	$6.80	$77.17	$72.59	$4.58
Natural Gas ($/Mcf)	$11.61	$14.35	$(2.74)	$12.32	$14.74	$(2.42)

(a)          As discussed in Note 5 to our Consolidated Financial Statements, on August 10, 2010, we sold certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million pursuant to the Forbearance Agreement. The $0.8 million is excluded from the commodity derivative settlements listed above.

The current quarter operating revenues of $5.7 million are comparable to the prior year quarter of $5.6 million. Higher average prices received for crude oil and natural gas sales which combined to increase operating revenues by $0.7 million were offset by lower crude oil and natural gas sales volumes which combined to reduce operating revenues by $0.7 million.

The current six months operating revenues of $11.9 million are $1.3 million higher as compared to the prior year six months of $10.6 million. The $1.3 million increase is primarily attributable to higher average prices received for crude oil and natural gas sales of $1.3 million and $0.4 million, respectively, partially offset by lower crude oil and natural gas sales volumes which combined to reduce revenues by $0.4 million.

Crude Oil Sales.  Our current quarter crude oil sales were 9 MBbls lower as compared to the prior year quarter.  The overall sales decrease resulted from reduced sales at our Cato and Panhandle Properties of 7 MBbls and 4 MBbls, respectively, partially offset by increased production at our Desdemona and Davenport Properties, which combined to increased crude oil sales by 3 MBbls.  The changes to the sales of our individual properties are further discussed under “Overview-Operating Activities Update.”

Our current six months crude oil sales were 5 MBbls lower as compared to the prior year six months.  The overall sales decrease resulted primarily from reduced sales at our Cato Properties of 13 MBbls.  Partially offsetting the sales decrease were increased combined sales at the Panhandle, Desdemona and Davenport Properties of 8 MBbls.  The changes to the sales of our individual properties are further discussed under “Overview-Operating Activities Update.”

Natural Gas Sales.  Our current quarter natural gas sales were 15 MMcf lower as compared to the prior year quarter.  The overall sales decrease is primarily due to the lower sales at the Panhandle and Cato Properties of 23 MMcf and 7 MMcf, respectively, partially offset by increased sales at our Desdemona Properties of 17 MMcf. The changes to the sales of our individual properties are further discussed under “Overview-Operating Activities Update.”

Our current six months natural gas sales were 7 MMcf lower as compared to the prior year six months.  Specifically, the overall sales decrease is primarily due to the lower sales at the Panhandle and Cato Properties of 18 MMcf and 16 MMcf, respectively, partially offset by increased sales at our Desdemona Properties of 29 MMcf. The changes to the sales of our individual properties are further discussed under “Overview-Operating Activities Update.”

Crude Oil and Natural Gas Prices

The average price we receive for crude oil sales is generally at market prices received at the wellhead, except for the Cato Properties, for which we receive below market prices due to the lower gravity of the crude oil and transportation expenses. The average price we receive for natural gas sales is approximately the market price received at the wellhead, adjusted for the value of natural gas liquids, less transportation and marketing expenses. For the current quarter and current six months, our average price received for crude oil sales was $80.23 and $74.77, respectively.  For the current quarter and current six months, our average price received for natural gas sales was $8.15 and $7.92, respectively.

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

Operating Expenses

For the current quarter, our total operating expenses were $6.7 million, or $7.1 million lower than the prior year quarter of $13.8 million.  This is primarily due to lower exploration expenses of $5.0 million, lower general and administrative expenses of $1.2 million and reduced lease operating expenses of $1.1 million. Partially offsetting these operating expense reductions are costs totaling  $0.7 million to restore production facilities at our Cato Properties due to the weather related electrical outage as discussed under “Overview-Operating Activities Update.”  We have submitted a claim with our insurance company for these costs totaling $0.7 million, and are working with our insurance company as they evaluate and finalize our claim.  Our total operating expenses include nonrecurring items pertaining to our general and administrative expenses of $0.9 million.

For the current six months, our total operating expenses were $14.4 million, or $9.0 million lower than the prior year six months of $23.4 million. This is primarily due to lower exploration expenses of $5.0 million, lower general and administrative expenses of $2.3 million and reduced lease operating expenses of $2.2 million.  Partially offsetting these operating expense reductions is $0.7 million related to restoring our Cato properties as discussed above.  Our total operating expenses include nonrecurring items pertaining to our general and administrative expenses of $1.4 million.

These items are discussed in greater detail below.

Lease Operating Expenses

Our lease operating expenses (“LOE”) consist of the costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, workovers and utilities.

For the current quarter, our LOE was $2.7 million, which was $1.1 million lower than prior year quarter of $3.8 million. The $1.1 million decrease resulted primarily from reduced service rates negotiated with vendors and improved operating efficiencies.  The $1.1 million reduction pertained to decreased workover expenses of $0.4 million, lower chemical treatments of $0.2 million, decreased repairs of $0.2 million and other expense reductions of $0.3 million.  We continue to evaluate additional reductions to LOE expenses.

For the current six months, our LOE was $6.0 million, which was $2.2 million lower than prior year six months of $8.2 million. The $2.2 million decrease resulted primarily from reduced service rates negotiated with vendors and improved operating efficiencies.  The $2.2 million reduction pertained to decreased workover expenses of $1.1 million, lower chemical treatments of $0.4 million, decreased repairs of $0.3 million and other expense reductions of $0.4 million.

For the current quarter and current six months, our LOE per BOE, based on production, was $32.84 and $32.04, respectively, which is a reduction of $7.49 and $9.19, respectively, as compared to the prior year quarter and prior year six months of $40.33 and $41.23, respectively.

Production and Ad Valorem Taxes

For the current quarter and current six months, our production and ad valorem taxes were $0.5 million and $1.0 million, respectively, which approximated the prior year quarter and prior year six months.

Our production taxes as a percent of operating revenues for the current quarter and current six months were 6.2% and 6.1%, respectively, were comparable to the prior year quarter and prior year six months of 6.5% and 6.4%, respectively. We anticipate the 2011 Fiscal Year to be subject to similar production tax rates.

General and Administrative Expenses

For the current quarter, our General and Administrative (“G&A”) expenses totaled $1.6 million, which is $1.3 million, or approximately 45%, lower than the prior year quarter of $2.9 million. The $1.3 million expense reduction resulted primarily from costs related to the terminated merger of $0.7 million, reduced stock-based compensation of $0.5 million, lower payroll and benefits costs of $0.5 million, reduced fees to our board of directors of $0.1 million and other costs reductions of $0.3 million.  Partially offsetting the expense reductions were nonrecurring items totaling $0.9 million pertaining to litigation settlement and advisory fees of $0.4 million, the office lease buyout of $0.3 million and employee severance payments of $0.2 million.

For the current six months, our G&A expenses totaled $4.1 million, which is $2.3 million lower than the prior year six months of $6.4 million. The $2.3 million expense reduction resulted primarily from costs related to the terminated merger of $1.0 million, reduced stock-based compensation of $0.9 million, lower payroll and benefits costs of $0.7 million, reduced fees to our board of directors of $0.1 million and other costs reductions of $0.6 million. Partially offsetting the expense reductions were nonrecurring items totaling $1.4 million pertaining to the terminated merger and advisory fees of $0.5 million, litigation settlements of $0.4 million, the office lease buyout of $0.3 million and employee severance payments of $0.2 million.

The lower share-based compensation costs are directly related to reduced issuances of stock options and restricted stock. The reduced payroll and benefits costs resulted from workforce reductions which occurred during the seven months ended January 31, 2011, which eliminated 62% of our home office staff.  On an annualized basis, the workforce reductions are expected to reduce G&A expenses by approximately $1.7 million.  On September 28-29, 2010, we reduced the size of our Board of Directors from six independent directors to two independent directors, which is expected to result in costs savings of approximately $0.6 million annually.  The $0.3 million one-time office lease buyout pertained to our home office lease located in Fort Worth, Texas.  During January 2011, we completed our move to our new home office location in Irving, Texas, which will result in cost savings of $0.5 million annually.

The current quarter also includes non-recurring costs totaling approximately $0.4 million related to the severance payments to terminated employees, settlement of litigation and advisory fees for prior transactions which are not expected to occur in future periods. We are continuing to evaluate and reduce additional G&A expenses.

Exploration Expense

During the current quarter, we had no exploration expense. During the prior year quarter, we recorded exploration expense of $5.0 million pertaining to the Nowata ASP Project. During December 2009, we finalized our performance analysis, which indicated the Nowata ASP Project did not result in increased oil production of significant quantities to be considered economically viable that would justify the recognition of proved reserves. Accordingly, at December 31, 2009, we recorded a $5.0 million pre-tax exploration expense.

Loss Pending Resolution of Insurance Claim

During the current quarter, we incurred $0.7 million to restore production facilities at our Cato Properties due to the weather related electrical outage as discussed under “Overview-Operating Activities Update.”  We have submitted a claim with our insurance company for these costs totaling $0.7 million, and are working with our insurance company as they evaluate and finalize our claim.

Impairment of Long-Lived Assets

During the current quarter, we had no expense for impairment of long-lived assets.  During the prior year quarter, we wrote down $0.3 million of costs associated with the ASP facility used for the Nowata ASP Project.

Depletion and Depreciation

For the current quarter, our depletion and depreciation expense was $1.1 million, a decrease of $0.2 million as compared to the prior year quarter.  For the current six months, our depletion and depreciation expense was $2.4 million, a decrease of $0.1 million as compared to the prior year six months. This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers. The decreases for both the current quarter and current six months is due to decreased crude oil and natural gas sales volumes (net) as previously discussed under “Operating Revenues.”  For the current quarter and current six months, our depletion rate pertaining to our oil and gas properties was $10.84 and $11.29 per BOE, respectively, which is comparable to the prior year quarter and prior year six months.

Interest Expense and Other

For the current quarter, we recorded interest expense of $1.2 million, an increase of $0.9 million as compared to the prior year quarter of $0.3 million. For the current six months, we recorded interest expense of $3.9 million, an increase of $3.5 million as compared to the prior year six months of $0.4 million. The increased interest expense for both the current quarter and current six months is due to additional interest and fees due under the terms of the Credit Agreements.

The interest expense for the current quarter and current six months was reduced by $0.1 million and $0.6 million, respectively, for interest cost that was capitalized to the waterflood projects discussed under the “Drilling Capital Development and Operating Activities Update.” The interest expense for the prior year quarter and prior year six months was reduced by $0.5 million and $1.1 million, respectively, for capitalized interest costs.

Gain (Loss) on Commodity Derivatives

As discussed in Note 5 to our Consolidated Financial Statements, we have entered into financial contracts for our commodity derivatives and our interest rate swap. For the current quarter, the loss on commodity derivatives of $3.5 million consisted of an unrealized loss of $3.8 million and a realized gain of $0.3 million.  For the prior year quarter, the loss on commodity derivatives of $4.7 million consisted of an unrealized loss of $5.8 million and a realized gain of $1.1 million.

For the current six months, the loss on commodity derivatives of $6.2 million consisted of an unrealized loss of $8.2 million and a realized gain of $2.0 million.  For the prior year six months, the loss on commodity derivatives of $5.2 million consisted of an unrealized loss of $8.1 million and a realized gain of $2.9 million.

For the realization of settlements, if crude oil and natural gas NYMEX prices are lower than the floor prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and floor price (i.e. realized gain). Conversely, if crude oil and natural gas NYMEX prices are higher than the ceiling prices, we will pay our counterparty for the difference between the NYMEX price and ceiling price (i.e. realized loss). By their nature, these commodity derivatives can have a highly volatile impact on our earnings. A ten percent change in the NYMEX prices for crude oil and natural gas that impact our commodity derivative instruments could affect our pre-tax earnings by approximately $4.3 million.

Income Tax Benefit

For the current quarter and prior year quarter, we had an income tax benefit of $2.0 million and $4.4 million, respectively.  For the current six months and prior year six months, we had an income tax benefit of $4.5 and $6.0 million, respectively.  The tax amounts for the prior year quarter and prior year six months included taxes related to discontinued operations as shown in Note 6 to our Consolidated Financial Statements. The lower amount of income tax benefits for the current quarter and current six months, as compared to the respective prior year periods, is due to higher taxable income. The income tax rates for the current and prior year quarters were 36% and 34%, respectively.  The income tax rates for the current six months and prior year months were 35% and 33%, respectively.

Income from Discontinued Operations

For the prior year quarter and prior year six months, we had income from discontinued operations of $0.2 million and $0.3 million, respectively, due to our divestiture of the Certain Panhandle Properties, as discussed in Note 6 to our Consolidated Financial Statements.

Preferred Stock Dividend

The preferred stock dividend for the current quarter of $0.9 million was $0.5 million higher as compared to the prior year quarter.  The preferred stock dividend for the current six months of $1.4 million was $0.5 million higher as compared to the prior year six months.  The $0.5 million increase for both the current quarter and current six months is attributed to the amortization of issuance costs of $0.4 million pertaining to the Preferred Stock during the current quarter.  The paid-in-kind and cash dividends are 59% and 41%, respectively.

On August 5, 2010, we entered into Consent and Forbearance Agreements with the lenders under our credit agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Series D Convertible Preferred Stock.  On September 24, 2010, subsequently updated on January 5, 2011, our lenders delivered Reservation of Rights Letters specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  During September 2010, we elected to suspend the quarterly dividend paid on the Preferred Stock beginning with the quarter ended September 30, 2010 and continued to suspend the quarterly dividend payment through the quarter ended December 31, 2010.  Dividends on the Preferred Stock are cumulative.  As of the date of the filing of this report, unpaid cumulative dividends on the Preferred Stock were $0.4 million.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.          Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded, as of December 31, 2010, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 10 to our Consolidated Financial Statements which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A.       Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2010 under the heading “Item 1A. Risk Factors” filed with the SEC on September 22, 2010, which risks could materially affect our business, financial condition and results of operations.

Except as shown below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 22, 2010, which is accessible on the SEC’s website at www.sec.gov.

Our board of directors and management team have recently changed, and our failure to successfully adapt to these changes, a failure by our new management team to successfully manage our operations, or our inability to fill vacant key management positions may adversely affect our business.

We have experienced several recent departures at our board of directors and executive levels, including the departure of five directors, our Chief Executive Officer, our Chief Financial Officer and our General Counsel.  Our future success is dependent on the personal efforts, performance and abilities of key management, including James R. Latimer, III, our new Chief Executive Officer and Michael J. Ricketts, Senior Vice President and our Chief Financial Officer.  Each of these individuals are integral parts of our daily operations.  The further loss of any of our current officers could significantly impact our business until adequate replacements can be identified and put in place.

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

On September 24, 2010, the lenders under our credit agreements notified us, through the delivery of Reservation of Rights Letters, subsequently updated on January 5, 2011, that we had failed to timely comply with certain covenants in the Consent and Forbearance Agreements dated August 5, 2010 with such parties, and, as a result thereof, such Consent and Forbearance Agreements were terminated.  As of February 14, 2011, the lenders have taken no action with the delivery of these letters.  However, if our lenders declare the amounts owed under our credit agreements immediately due and payable, we are unsure of our ability to continue as a going concern.  We have not obtained any further waiver or forbearance from the lenders with respect to our credit agreements, and there is no guarantee that we will be able to obtain any waiver or forbearance in the future.

If we fail to meet continued listing standards of NYSE Amex, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

In order for our common stock to be eligible for continued listing on NYSE Amex, we must remain in compliance with certain listing standards. We received a notice on November 10, 2010 from the NYSE Amex LLC (the “Exchange”) specifying that we did not meet one of the Exchange’s continued listing standards in that it failed to hold its 2009 annual meeting of stockholders prior to June 30, 2010.  On December 9, 2010, we provided to the Exchange its plan to regain compliance with the continued listing standards by May 10, 2011.

On January 14, 2011, we received notification from the Exchange (the “Letter”) indicating that the Exchange has determined that we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards and therefore granted us an extension to regain compliance with the applicable listing standard by May 10, 2011.  We will be subject to periodic review by the Exchange to determine whether we are making progress consistent with the plan.  If the Exchange determines that we are not achieving progress consistent with the plan or we do not regain compliance with the continued listing standards by May 10, 2011, then we could be delisted from the Exchange.

Item 3.  Defaults Upon Senior Securities.

On August 5, 2010, we entered into Forbearance Agreements with the lenders under our credit agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Preferred Stock.  On September 24, 2010, subsequently updated on January 5, 2011, our lenders delivered Reservation of Rights Letters specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  During September 2010, we elected to suspend the quarterly dividend paid on the Preferred Stock beginning with the quarter ended September 30, 2010 and continued to suspend the quarterly dividend payment through the quarter ended December 31, 2010.  Dividends on the Preferred Stock are cumulative.  As of the date of the filing of this report, unpaid cumulative dividends on the Preferred Stock were $0.4 million.

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

CANO PETROLEUM, INC.

Date: February 14, 2011	By:	/s/ JAMES R. LATIMER, III
James R. Latimer, III
Chief Executive Officer

Date: February 14, 2011	By:	/s/ MICHAEL J. RICKETTS
Michael J. Ricketts
Senior Vice-President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.131

Sixth Amendment to Employment Agreement dated November 11, 2010 between the Company and Michael J. Ricketts, incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 17, 2010.

10.132

Separation Agreement and Release dated November 11, 2010 between the Company and Benjamin Daitch, incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 17, 2010.

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