Form 10-K/A
period 2010-06-30
CANO PETROLEUM, INC
filed 2011-03-09
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-32496

Cano Petroleum, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 North Beltline Road, Suite 200, Irving, Texas (Address of principal executive office)	75063 (Zip Code)

(214) 687-0030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.0001 PER SHARE	NYSE AMEX

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

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of March 7, 2011 was 45,353,415 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Explanatory Note about the Report

Cano Petroleum, Inc. (together with its direct and indirect subsidiaries, “Cano,” “we,” “us,” “its” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, originally filed on September 22, 2010 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.  The Company inadvertently failed to file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended June 30, 2010 and accordingly is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K. In addition, we are including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.  Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
James R. Latimer III	65	Chief Executive Officer and Director
Michael J. Ricketts	52	Senior Vice President and Chief Financial Officer
Donald Niemiec	64	Chairman of the Board of Directors
M. Garrett Smith	49	Director

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

Background of Executive Officers and Directors

James R. Latimer III, Chief Executive Officer and Director. Effective February 10, 2011, Mr. Latimer was appointed Chief Executive Officer.  In addition to serving as a Managing Director of Blackhill Partners LLC, Mr. Latimer has headed Explore Horizons, Incorporated, a privately held exploration and production company based in Dallas, Texas since 1993.  Previously, Mr. Latimer was co-head of the regional office of what is now Prudential Financial, Inc.  He was a director of Prize Energy and its audit committee chairman from October 2000 until its acquisition by Magnum Hunter Resources in March 2002, and he continued as a director and the audit committee chairman of Mangum Hunter until October 2004.  In addition, Mr. Latimer’s prior experience includes senior executive positions with several private energy companies, consulting with the firm of McKinsey & Co. and service as an officer in the United States Army Signal Corps.  Mr. Latimer graduated with a B.A. in Economics from Yale University in 1968 and an M.B.A. from Harvard University in 1970.  He has received the Chartered Financial Analyst and Certified Public Accountant designations.

Michael J. Ricketts, Senior Vice President and Chief Financial Officer. On November 11, 2010, Mr. Ricketts was appointed Senior Vice President and Chief Financial Officer.  Prior to that, Mr. Ricketts served as Chief Financial Officer from May 28, 2004 until June 1, 2006.  He began serving as Principal Accounting Officer on May 28, 2004.  He remains the Principal Accounting Officer.  Mr. Ricketts served as a member of our Board of Directors from June 25, 2004 until April 6, 2005.  Mr. Ricketts is a Certified Public Accountant.  Prior to joining Cano, Mr. Ricketts was employed by TNP Enterprises, Inc. and its subsidiaries, Texas-New Mexico Power Company and First Choice Power for 15 years.  He served as Director, Treasury from 2003 to 2004. He served as Director, Business Development from 2002 until 2003. He was the Controller and Assistant Controller from 1998 until 2002.

Donald W. Niemiec, Chairman of the Board of Directors.  Mr. Niemiec was appointed to our Board of Directors on March 2, 2007, and on February 10, 2011, he was appointed Chairman of the Board of Directors.  From 1982 to 2000, Mr. Niemiec was employed in various capacities by Union Pacific Resources Group, Inc., including President of Union Pacific Fuels, Inc. and Vice President, Marketing & Corporate Development.  From 2000 to the present, he has served as President of WR Energy, LLC, a strategic consulting company for the energy industry.

M. Garrett Smith, Director.  Mr. Smith was elected to our Board of Directors at our Annual Meeting of Stockholders on January 9, 2009. Mr. Smith founded the Spinnerhawk Companies and certain affiliates, which make private investments in the energy, real estate and health care industries, in February 2005. Before forming Spinnerhawk, Mr. Smith served as a member of the Investment Committee at BP Capital, a private investment firm that focuses on investments in the energy sectors, from December 2001 to December 2004. He was also the portfolio manager of the BP Capital Energy Equity Fund, which he co-founded with T. Boone Pickens in 2000. Previously,

Mr. Smith was Chief Financial Officer and Executive Vice President of Pioneer Natural Resources. Mr. Smith currently serves as a member of the board of directors of The Hallwood Group Incorporated and Pacific Energy Resources Limited.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of change in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2010:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael J. Ricketts (Senior Vice President and Chief Financial Officer)	1 (Form 4)	1	—
S. Jeffrey Johnson (former Chief Executive Officer and Chairman of the Board of Directors)	1 (Form 4)	1	—
Phillip B. Feiner (former Vice President and General Counsel)	1 (Form 4)	1	—
Patrick M. McKinney (former Senior Vice President — Engineering and Operations)	1 (Form 4)	2	—
Benjamin Daitch (former Senior Vice President and Chief Financial Officer)	1 (Form 4)	1	—

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of Cano, a copy of which was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 23, 2004. A current copy of the Code of Ethics and Business Conduct, the Bylaws of Cano, the Audit Committee Charter, the Compensation Committee Charter and the Nominating and Corporate Governance Committee Charter may be found on Cano’s internet website at www.canopetro.com. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this annual report on Form 10-K or any other filing that we file with the SEC.  Copies of these documents are also available, without charge, to stockholders upon written request to James R. Latimer III, 6500 North Beltline Road, Suite 200, Irving, Texas 75063.

Committees

The Audit Committee is composed of Messrs. Niemiec and Smith.  Mr. Smith has been the Chairman of the Audit Committee since September 29, 2010. The Audit Committee held 6 meetings during the fiscal year ended June 30, 2010 (“Fiscal 2010”). No member of the Audit Committee may be an officer of Cano. The Board of Directors has determined that each of the Audit Committee members is an independent director as required by the rules of the NYSE Amex (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act. The principal responsibilities of the committee are described in the Audit Committee Charter. The Audit Committee retains the firm of independent public accountants that annually audits our books and records. The Audit Committee reviews the scope and results of the audit with the independent public accountants, as well as our accounting procedures, internal controls, accounting and financial reporting policies and practices, and makes reports and recommendations to the Board of Directors as it deems appropriate. The Audit Committee also conducts appropriate review and oversight over related party transactions. The Board of Directors has determined that M. Garrett Smith, the Audit Committee Chairman, is the audit committee financial expert.  A copy of the Audit Committee Charter, which was initially adopted on March 22, 2005 and amended on February 28, 2011, is attached as an appendix to this annual report on Form 10-K/A.

The Compensation Committee is composed of Messrs. Niemiec and Smith.  Mr. Niemiec has been the Chairman of the Compensation Committee since May 17, 2007. The Compensation Committee held 3 meetings during Fiscal 2010. Each of the Compensation Committee members is an independent director as required by the rules of the NYSE Amex (formerly known as the American Stock Exchange), an “outside director” as defined under Section 162(m) of the Code, and a “non-employee director” as defined under Section 16b-3 of the Exchange Act.  The Compensation Committee is responsible for reviewing and making recommendations to all the members of the Board of Directors that qualify as independent directors under the rules of the NYSE Amex (formerly known as the American Stock Exchange), “outside directors” under Section 162(m) of the Code and “non-employee directors” as defined under Section 16b-3 of the Exchange Act (the “Independent Board”) with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity based awards for the Chief Executive Officer and all other executive officers.

The Nominating and Corporate Governance Committee is composed of Messrs. Niemiec and Smith. Mr. Niemiec has been the Chairman of the Nominating and Corporate Governance Committee since September 29, 2010.  The Nominating and Corporate Governance Committee held 1 meeting during Fiscal 2010. Each of the Nominating and Corporate Governance Committee members is an independent director as required by the rules of the NYSE Amex (formerly known as the American Stock Exchange). The Nominating and Corporate Governance Committee is responsible for overseeing matters of corporate governance, including the evaluation of the performance and practices of the Board of Directors. This committee is also responsible for the search, screening and the selection process for new candidates for director and then for making recommendations to the Board of Directors regarding nominees. The Nominating and Corporate Governance Committee is responsible for reviewing the overall skills and characteristics required of members of the Board of Directors, and reviewing that with the Board of Directors on an annual basis.  No material changes have been made to the procedures by which our stockholders may recommend nominees to the Board of Directors since we described the procedures in our proxy statement filed with the Securities Exchange Commission on December 3, 2008.

Item 11.    Executive Compensation.

Our Fiscal 2010 executive compensation program was overseen and administered by the Compensation Committee. The Compensation Committee has responsibility for discharging the obligations of the Board relating to the compensation of the Company’s executive officers and related duties. Management presents cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for executive officers by exercising its discretion in accepting, modifying or rejecting any management recommendations. In the absence of a Compensation Committee, our full Board oversees and administers our compensation programs.

As a “Smaller Reporting Company,” we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

2010 and 2009 Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by or paid to (i) S. Jeffrey Johnson, our Chief Executive Officer and Chairman of the Board, for the fiscal year ended June 30, 2009 (“Fiscal 2009”) and for the fiscal year ended June 30, 2010 (“Fiscal 2010”), (ii) Benjamin Daitch, our Senior Vice President and Chief Financial Officer for Fiscal 2009 and Fiscal 2010, and (iii) Patrick M. McKinney, our  Senior Vice President — Engineering and Operations for Fiscal 2009 and through May, 31, 2010 of Fiscal 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(c)	Total ($)
S. Jeffrey Johnson	2010	561,531	—	382,464	13,983	—	39,840	997,818
Chief Executive Officer and Chairman of the Board	2009	527,312	—	765,356	48,071	100,000	37,888	1,478,627

Benjamin Daitch	2010	250,000	—	256,185	—	—	7,244	513,429
Senior Vice President and Chief Financial Officer	2009	250,000	—	515,339	—	50,000	3,470	818,809

Patrick M. McKinney	2010	250,961	—	—	6,991	—	11,103	269,055
Senior Vice President — Engineering and Operations	2009	250,000	—	649,423	24,036	50,000	3,750	977,209

(a)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2009 and Fiscal 2010 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 10 of Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.  The restricted stock was granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of vesting or the time of sale of the restricted stock.  There were no restricted stock issuances during Fiscal 2010.

(b)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2010 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 9 of Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.  All stock options were granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of exercise.  There were no issuances of stock options to the Cano executives during Fiscal 2010.

(c)           For Mr. Johnson, “All Other Compensation” consists of the total of all car allowances, lunch/athletic club dues and country club dues we paid for on behalf of Mr. Johnson and all Company 401(K) contributions and lunch/athletic club dues.  For Messrs. Daitch and McKinney, such amount consists of Company 401(K) contributions and lunch/athletic club dues.

Discussion Regarding Summary Compensation Table

Base salary paid and the amount of cash bonuses/non-equity incentive plan compensation paid represented from 49% to 93% of the executive officers’ total compensation as represented in the Summary Compensation Table with the percentages being as follows:  Mr. Johnson — 56%, Mr. Daitch — 49% and Mr. McKinney — 93%.

During Fiscal 2010, we had the following employment agreements in place:

S. Jeffrey Johnson.  We had an employment agreement with Mr. Johnson through May 31, 2011 pursuant to which he received a annual salary of $445,000 beginning on January 1, 2006 and a bonus to be determined at the discretion of the Board of Directors of up to Mr. Johnson’s entire annual base salary. Mr. Johnson was entitled to receive raises of at least 7% per year effective on January 1 of each year. Mr. Johnson’s employment agreement terminated effective as of February 10, 2011.

Benjamin Daitch.  We had an employment agreement with Mr. Daitch through June 23, 2011, appointing him as Senior Vice President and Chief Financial Officer.  Pursuant to the employment agreement, his annual salary was $250,000 and he was eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary and/or stock bonuses. Mr. Daitch’s employment agreement terminated upon his resignation on November 11, 2010.

Patrick M. McKinney.  We had an employment agreement with Mr. McKinney through May 31, 2011, appointing him as Senior Vice President — Engineering and Operations.  Pursuant to the employment agreement, his annual salary was $250,000 and he was eligible for a bonus to be determined at the discretion of the Board of Directors of up to his entire annual base salary and/or stock bonuses.  Mr. McKinney’s employment agreement terminated upon his resignation effective May 31, 2010.

Stock Incentive Plan.

We adopted the 2005 Cano Petroleum, Inc. Long Term Incentive Plan (the “Plan”) effective as of December 7, 2005 for the purpose of attracting and retaining the services of key employees, key consultants and outside directors of Cano and its subsidiaries and providing such persons with a proprietary interest in Cano through the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards.  An aggregate of 3,500,000 shares of common stock have been reserved for issuance under the Plan.  The Plan is administered by the Board of Directors. Any employee, consultant or outside director of Cano or any subsidiary whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of Cano or any subsidiary is eligible to participate in the Plan; provided that only employees of Cano or any subsidiary shall be eligible to receive incentive stock options.  Awards may be granted at any time and from time to time as the Committee shall determine and shall be evidenced by an award agreement setting forth the award being granted, the total number of shares of common stock subject to the award(s), the option price (if applicable), the award period, the date of grant, and such other terms, provisions, limitations, and performance objectives, as are approved by the Board of Directors or appropriate committee, but not inconsistent with the Plan.  As of the date of this report, 681,688 shares of our common stock (net of forfeitures) and options to purchase 1,290,560 shares of our common stock (net of forfeitures) have been granted under the Plan.

Any dividends that are paid on our common stock are also payable on the restricted stock.  The executive officers have the right to vote all shares of restricted stock held by them.

Outstanding Equity Awards at June 30, 2010

The following table summarizes the total outstanding equity awards as of June 30, 2010 for each executive officer.  The market value of the stock awards was based on the closing price of our common stock as of June 30, 2010 (the last trading day of the Fiscal 2010) which was $0.77 per share.  The unvested restricted stock grants and stock option awards include the grants of restricted stock and grants of stock options made in Fiscal 2010, all of which were unvested at June 30, 2010.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have not Vested (#)(b)	Market Value of Shares of Stock that Have not Vested ($)(a)	Equity Incentive Plan Awards: Number of Unearned Shares that Have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have not vested (#)
S. Jeffrey Johnson	100,000	—	5.42	12/28/2016	98,334	75,717	—	—
Benjamin Daitch	—	—	—	—	33,334	25,667	—	—
Patrick M. McKinney	50,000	—	5.42	08/29/2010	—	—	—	—

(a)                      The market value is based on the June 30, 2010 closing price of $0.77 per share.

(b)                     The following table provides the vesting dates as of June 30, 2010 for unvested stock awards.

Vesting Date	S. Jeffrey Johnson	Benjamin Daitch	Patrick M. McKinney
July 2, 2010	45,000	—	—
May 12, 2011	53,334	—	—
June 23, 2011	—	33,334	—
Total Unvested Stock Awards	98,334	33,334	—

2010 Director Compensation

Name	Fees Earned or Paid in Cash (6)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall Boyd (1)	$28,000	—	$—	—	—	—	$28,000
Robert L. Gaudin (2)	38,000	—	—	—	—	—	38,000
Donald W. Niemiec	89,000	—	—	—	—	—	89,000
William O. Powell (3)	43,000	—	—	—	—	—	43,000
Steven J. Pully (4)	81,000	—	4,457	—	—	—	85,457
M. Garrett Smith	117,000	—	7,888	—	—	—	124,888
David Wehlmann (5)	36,000	—	—	—	—	—	36,000

(1)    Resigned as a director on September 28, 2010.

(2)    Resigned as a director on September 29, 2010.

(3)    Resigned as a director on September 29, 2010.

(4)    Resigned as a director on August 6, 2010.

(5)    Resigned as a director on September 29, 2010.

(6)    Represents the amount of compensation earned and paid in cash during Fiscal 2010 for Board and committee.

(7)   Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2010 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We refer you to the discussion of the assumptions used in the valuation in Note 10 of Notes to Consolidated Financial Statements in our 2010 Form 10-K. The grant date fair value of the stock options granted in Fiscal 2010 for each of Messrs. Pully and Smith was $12,345. The grant date fair value was determined in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and represents the full grant date fair value for the options granted during Fiscal 2010 to our non-employee directors. The stock options granted during Fiscal 2010 were granted under our 2005 Long-Term Incentive Plan. The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of exercise. At June 30, 2010, our directors had options exercisable into the following number of shares: Mr. Boyd — 125,000 shares; Mr. Niemiec — 70,833 shares, Mr. Gaudin — 70,833 shares; Mr. Powell — 70,137 shares, Mr. Wehlmann — 50,000 shares, Mr. Smith — 10,244 shares and Mr. Pully — 5,788 shares.

Each non-employee director receives an annual cash retainer of $30,000. Each non-employee director receives $1,000 cash for each Board of Directors meeting and Board of Directors committee meeting attended.  The Audit Committee Chairman receives an additional annual cash retainer to $18,000.  The Nominating and Corporate Governance Committee Chairman and Compensation Committee Chairman each receive an additional annual cash retainer of $10,000.  During Fiscal 2010, we appointed an executive committee comprised of Messrs. Smith, Pully and Niemiec, and paid to each director $80,000, $51,000; and $50,000, respectively.

On June 28, 2007, we resolved that upon the resignation of any current member of the Board of Directors who is in good standing on the date of resignation, such member’s unvested stock options shall be vested and shall have the exercise period extended to 24 months after the date of resignation.   As of June 30, 2010, former Cano board member Gerald Haddock had outstanding stock options of 125,000.

During Fiscal 2010, we had employment agreements with the following officers which gave them additional rights upon change of control of Cano: (i) S. Jeffery Johnson, Chief Executive Officer and President; (ii) Benjamin L. Daitch, Chief Financial Officer; and (iii) Patrick McKinney, Senior Vice President of Engineering and Operations. If any of those individuals is terminated for any reason within twelve months of a change of control, or resigns within twelve months of such change of control because his job title, duties or compensation has been reduced or he has been required to relocate to a county that does not abut Tarrant County, each would be entitled to a lump-sum cash severance payment equal to three times his annual salary then in effect and three times the sum of his prior year’s bonuses, subject to certain limitations, and to company medical benefits for himself, his spouse and his dependants for up to three years.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 7, 2011 with respect to the beneficial ownership of the outstanding common stock and outstanding Series D Convertible Preferred Stock by: (i) any beneficial holder of more than five (5%) percent of our outstanding common stock or outstanding Series D Convertible Preferred Stock; (ii) each of our named executive officers and directors; and (iii) our directors and executive officers as a group. The Series D Convertible Preferred Stock votes on an as converted basis with our outstanding common stock with each of the 23,849 shares of Series D Convertible Preferred Stock having a stated value of $1,000 per share and a conversion price of $5.75 plus PIK dividends and dividends accrued since October 1, 2009. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless known otherwise by us, the beneficial ownership information is based on the most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned(2)		Percentage of Common Stock (2)	Preferred Stock Beneficially Owned (2)	Percentage of Preferred Stock (2)
James R. Latimer III	—		—	—	—
Michael J. Ricketts (3)	334,121		*	—	—
Donald W. Niemiec (4)	277,833		*	—	—
M. Garrett Smith (5)	10,244		*	—	—
S. Jeffrey Johnson (6)	1,811,342		3.6%	1,000	4%
Benjamin Daitch	132,367		—	—	—
Patrick M. McKinney (7)	45,364		—	—	—
Carlson Capital, L.P., Asgard Investment Corp. and Clint D. Carlson (8)	4,181,598		9.2%	—	—
D. E. Shaw Laminar Portfolios, LLC(9)	2,379,831		4.7%	10,005	42%
Trapeze Asset Management, Inc. (10)	1,056,175		2.2%	3,135	13%
William Herbert Hunt Trust Estate(11)	683,859		1.3%	2,875	12%
Kellogg Capital Group LLC (12)	350,087		*	2,013	7%
Radcliffe SPC, Ltd. (13)	350,087		*	2,013	7%
Investcorp Interlachen Multi-Strategy Master Fund Limited (14)	298,282		*	1,715	6%
O’Connor Global Multi-Strategy Alpha Master Limited (15)	218,087		*	1,254	5%
All officers and directors as a group (7 persons)	2,661,271	(16)	5.3%	1,000	4%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Cano Petroleum, Inc., 6500 North Beltline Road, Suite 200, Irving, Texas 75063.

(2)

Applicable percentage ownership is based on 45,353,415 shares of common stock outstanding as of March 7, 2011 and 23,849 shares of Series D Convertible Preferred Stock issued and outstanding as of March 7, 2011, plus, on an individual basis, the right of that individual to obtain common stock upon exercise stock options or conversion of Series D Convertible Preferred Stock within 60 days of March 7, 2011. On March 7, 2011, voting together with the common stock, the 23,849 shares of Series D Convertible Preferred Stock had the voting equivalent of 5,051,538 shares of our common stock based on a $5.75 conversion price.

(3)	Includes 40,000 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(4)

Includes 20,833 shares issuable upon exercise of outstanding stock options with an exercise price of $4.73 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $0.43 per share.

(5)	Includes 10,244 shares issuable upon exercise of outstanding stock options with an exercise price of $1.03 per share.

(6)

Includes 100,000 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share and includes 173,913 shares of common stock issuable within 60 days of March 7, 2011 upon conversion of 1,000 shares of Series D Convertible Preferred Stock. On or about April 2, 2009, Mr. Johnson pledged 108,381 of his common shares and all 1,000 of his Series D Convertible Preferred shares as collateral for a loan to purchase his shares of Series D Convertible Preferred Stock.

(7)	Includes 50,000 shares issuable upon exercise of outstanding stock options with an exercise price of $5.42 per share.

(8)

Carlson Capital, L.P. (“Carlson Capital”), Asgard Investment Corp. (“Asgard”) and Clint D. Carlson (“Carlson”) have the power to vote and direct the disposition of (i) 133,351 shares owned by Black Diamond Offshore Ltd. (“Offshore”), (ii) 2,601,578 shares owned by Double Black Diamond Offshore Ltd. (“Double Offshore”), (iii) 1,273,158 shares owned by Black Diamond Relative Value Offshore, Ltd. (“Relative Value Offshore”) and (iv) 173,511 held in a managed account. Carlson is President of Asgard and Chief Executive Officer of Carlson Capital. The principal purpose of Offshore, Double Offshore and Relative Value Offshore is to invest in securities. The principal business of Carlson Capital is to serve as the investment manager to Offshore, Double Offshore and Relative Value Offshore and to a managed account. The principal business of Asgard is serving as the general partner of Carlson Capital. The address for each of the entities is 2100 McKinney Avenue, Suite 1800, Dallas, Texas 75201.

(9)

Includes 2,379,831 shares of common stock issuable within 60 days of March 7, 2011 upon conversion of 10,005 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2009. D.E. Shaw & Co., L.P., as investment adviser, has voting and investment control over the shares owned by D.E. Shaw Laminar Portfolios, L.L.C. Julius Gaudio, Eric Wepsic, Maximilian Stone and Anne Dinning, or their designees, exercise voting and investment control over the shares on D.E. Shaw & Co., L.P.’s behalf. The address for each of the entities is 120 West 45 St., 39th Floor, New York, NY 10036.

(10)

Includes 545,218 shares of common stock currently issuable within 60 days of March 7, 2011 upon conversion of 3,135 shares of Series D Convertible Preferred Stock. Trapeze Asset Management Inc. an investment adviser registered under the Investment Advisors Act of 1940, as amended, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Asset Management Inc. is deemed to have beneficial ownership over 410,783 common shares and 2,546 preferred shares which are convertible within 60 days of March 7, 2011 into 442,808 shares of common stock. Trapeze Capital Corp., a Canadian investment dealer, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients. In its capacity as an investment adviser, Trapeze Capital Corp. is deemed to have beneficial ownership over 100,174 common shares and 589 preferred shares which are convertible within 60 days of March 7, 2011 into 102,410 shares of common stock. 1346049 Ontario Limited controls each of Trapeze Asset Management Inc. and Trapeze Capital Corp. and exercises sole voting and dispositive power over the shares held by each of Trapeze Asset Management Inc. and Trapeze Capital Corp. Randall Abramson controls 1346049 Ontario Limited and exercises sole voting and dispositive power over the shares held by Trapeze Asset Management Inc. and Trapeze Capital Corp. Each of Trapeze Asset Management Inc., Trapeze Capital Corp., 1346049 Ontario Limited and Randall Abramson disclaims beneficial ownership over securities owned by the directors and officers of Trapeze Asset Management Inc. and Trapeze Capital Corp., except to the extent that shares are held in discretionary investment accounts managed by Trapeze Asset Management Inc. or Trapeze Capital Corp. Their address is 22 St. Clair Avenue East, 18th Floor, Toronto, ON M4T 253, Canada.

(11)

Includes 683,859 shares of common stock issuable within 60 days of March 7, 2011 upon conversion of 2,875 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since January 1, 2011. Gage A. Pritchard, Sr., Trustee, has voting and dispositive power with regard to William Herbert Hunt Trust Estate. Its address is 1601 Elm St., Suite 3400, Dallas, TX 75201.

(12)

Includes 350,087 shares of common stock issuable within 60 days of March 7, 2011 upon conversion of 2,013 shares of Series D Convertible Preferred Stock. Nicholas Cappelleri, Director of Finance & Operations, has voting and dispositive power with regard to Kellogg Capital Group LLC. Its address is 55 Broadway, 4th Floor, New York, NY 10006.

(13)

Includes 350,087 shares of common stock issuable within 60 days of March 7, 2011 upon conversion of 2,013 shares of Series D Convertible Preferred Stock. Steven B. Katznelson, Manager Director of RGC Management Company, LLC, the manager of RG Capital Management, L.P., has voting and dispositive power with regard to Radcliffe SPC, Ltd. Its address is 3 Bala Plaza — East, Suite 501, Bala Cynwyd, PA 19004.

(14)

Includes 298,282 shares of common stock issuable within 60 days of March 7, 2011 upon conversion of 1,254 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since January  1, 2011. Interlachen Capital Group, LP, Trustee has voting and dispositive power with regard to Investcorp Interlachen Multi-Strategy Master Fund Limited. Its address is 800 Nicollet Mall, Suite 2500, Minneapolis, MN 55402.

(15)

Includes 218,087 shares of common stock issuable within 60 days of March 7, 2011 upon conversion of 1,254 shares of Series D Convertible Preferred Stock. O’Connor Global Multi-Strategy Alpha Master Limited, Trustee has voting and dispositive power with regard to O’Connor Global Multi-Strategy Alpha Master Limited. Its address is 1 North Wacker Drive, Suite 3200, Chicago, Il 60606.

(16)	Includes 271,077 shares currently issuable upon exercise of outstanding stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	863,946	$4.24	2,056,065
Equity compensation plans not approved by security holders (2)
All Directors (3)	25,000	$4.13	—
Individual Director	50,000	$4.00	—

Total	893,946	$4.22	2,056,065

(1)

The 2,056,065 shares available for future issuance are under the 2005 Long-Term Incentive Plan which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards.

(2)

During our March 2005 Board of Directors meeting, the directors approved our 2005 Directors’ Stock Option Plan. The purpose of the plan was to attract, retain and compensate highly qualified individuals who are not employees for service as members of the Board of Directors by providing them with competitive compensation and an ownership interest in our common stock. The plan became effective on April 1, 2005 and was terminated by the Board of Directors in December 2005 except for the grants that had already been made pursuant to such plan. At June 30, 2010, there were options outstanding exercisable into 25,000 shares under the Directors Stock Option Plan issued to Randall Boyd. Each of these options has an exercise price of $4.13 per share. The granted options vested on April 1, 2006 and expire on April 1, 2015.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Pursuant to an agreement dated December 16, 2004, as amended, we agreed with R.C. Boyd Enterprises, a Delaware corporation, to become the lead sponsor of a television production called Honey Hole (“Honey Hole Production”). As part of our sponsorship, we provided fishing and outdoor opportunities for children with cancer, children from abusive family situations and children of military veterans.  We were entitled to receive two thirty-second commercials during all broadcasts of the Honey Hole Production and received opening and closing credits on each episode.  Randall Boyd is the sole shareholder of R.C. Boyd Enterprises and was a member of our Board of Directors until September 28, 2010.  Pursuant to an agreement dated as of December 5, 2007, as of December 31, 2008, we are no longer a Honey Hole Production sponsor.  For Fiscal 2009, we paid $75,000 for sponsorship of the Honey Hole Production.

Pursuant to a Separation Agreement and General Release with Mr. Daitch dated November 11, 2010, Mr. Daitch resigned from his position as Senior Vice President and Chief Financial Officer effective November 11, 2010; however, he continued to be an employee until November 30, 2010.  Mr. Daitch received a severance payment of $125,753.42 and relinquished all unvested shares of our restricted stock previously awarded to him.  Additionally, both parties have mutually released each other from any claims or causes of action.

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

Item 14.    Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates L.L.P. for the audit of Cano’s consolidated financial statements as of and for the years ended June 30, 2010 and 2009, and for other services normally provided in connection with statutory filings applicable to those periods. This table also reflects fees for other services.

	2010	2009
Audit Fees(1)	$541,207	$524,516
Audit-Related Fees(2)	3,873	12,652
Tax Fees(3)	14,700	—
All Other Fees	—	—
Total	$559,780	$537,168

(1)

Includes audit of our financial statements included in our annual report on Form 10-K, reviews of quarterly financial reports on Form 10-Q, review of registration statements and other services normally provided in connection with statutory filings.

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

CANO PETROLEUM, INC.

Date: March 9, 2011	By:	/s/ James R. Latimer, III
James R. Latimer, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on March 9, 2011.

Signature	Title

/s/ James R. Latimer, III
James R. Latimer, III	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael J. Ricketts
Michael J. Ricketts	Senior Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

/s/ Donald W. Niemiec
Donald W. Niemiec	Director and Chairman of the Board

/s/ M. Garrett Smith
M. Garrett Smith	Director

Appendix

CANO PETROLEUM, INC.

AUDIT COMMITTEE CHARTER

This Audit Committee Charter (“Charter”) sets forth the purpose and membership requirements of the Audit Committee (the “Committee”) of the Board of Directors (the “Board”) and establishes the authority and responsibilities delegated to it by the Board.

1.     Purpose

The Committee has oversight of (i) the accounting and financial reporting processes of the Company, (ii)  the integrity of the Company’s financial statements and disclosures, (iii) the Company’s compliance with legal and regulatory requirements, (iv) the qualifications and independence of the Company’s independent auditing firm (the “External Auditor”), (v) the performance of the Company’s internal audit function and External Auditor, (vi) the Company’s internal control systems, and (vii) the Company’s process for monitoring compliance with the Company’s Code of Ethics and Business Conduct.

2.     Committee Members

2.1.          Composition, Appointment and Removal

The Committee shall consist of two (2) or more members of the Board that meet the requirements specified in Section 2.2 below. The Board shall appoint the members and the Chairperson of the Committee on the recommendation of the Nominating Committee. Membership on the Committee shall rotate at the Board’s discretion.  The Board shall fill vacancies on the Committee and may remove a Committee member from the membership of the Committee at any time without cause.

2.2.          Independence

Each member of the Committee must meet the independence requirements of the NYSE Amex and applicable state and federal law, including the rules and regulations of the Securities and Exchange Commission (“SEC”).

Each member of the Committee must be able to read and understand financial statements, including the balance sheet, income statement and cash flow statement.

At least one (1) member of the Committee must be a “financial expert” to the extent required and as defined by the rules and regulations of the SEC.

3.     Funding

The Committee shall have the authority to determine, on behalf of the Company, the compensation of the External Auditor for its services in rendering an audit report.  The Committee shall have the authority to retain, at the Company’s expense, independent legal, financial and other advisors (“Advisors”) it deems necessary to fulfill its responsibilities. In addition, the Committee must determine the amount of ordinary administrative expenses of the Committee that are necessary or appropriate in carrying out its duties, for which the Company must allocate appropriate funding.

4.     Responsibilities of the Committee

4.1.          Selection of External Auditor

Subject to stockholder ratification, if such ratification is required by applicable law or the certificate of incorporation or the bylaws of the Company, the Committee shall have sole responsibility for the appointment, retention, oversight, termination and replacement of the External Auditor and for the approval of all audit and engagement fees.

4.2.          Evaluation of External Auditor

The Committee shall annually, following the completion of the Audit Reports and at such other times as it deems appropriate, evaluate the performance of the External Auditor, including a specific evaluation of the External Auditor’s lead (or coordinating) audit partner having primary responsibility for the Company’s audit.

4.3.          Committee Pre-Approval

No audit services or non-audit services shall be provided to the Company by the External Auditor unless first pre-approved by the Committee and unless permitted by applicable securities laws and the rules and regulations of the SEC.

Pre-approval shall not be required for non-audit services provided by the External Auditor, if

(i)                    the aggregate amount of all such non-audit services provided to the Company constitutes not more than the five percent (5%) of the total amount paid by the Company to the External Auditor during the fiscal year in which such non-audit services are provided; or

(ii)                   such non-audit services were not recognized by the Company at the time of the External Auditor’s engagement to provide non-audit services; and

(iii)                  such non-audit services are promptly brought to the attention of the Committee and approved by the Committee prior to the completion of the audit.

The Committee may delegate to one (1) or more members of the Committee the authority to grant pre-approval of non-audit services required by this Section.  The decision of any member to whom such authority is delegated to pre-approve non-audit services shall be presented to the full Committee for its approval at its next scheduled meeting.

4.4.          Review of Independence of External Auditor

The Committee shall periodically meet with management and the External Auditor to assess and satisfy itself that the External Auditor is “independent” in accordance with the rules and regulations of the NYSE Amex and the SEC.  The Committee shall annually obtain from the External Auditor a written statement delineating:

(i)                    all relationships between the External Auditor and the Company that may impact the External Auditor’s objectivity and independence;

(ii)                                                          confirmation that none of the Company’s CEO, controller, CFO, chief accounting officer, or any person serving in an equivalent position to any of the foregoing for the Company, was employed by such External Auditor and participated in any capacity in the audit of the Company during the two (2) year period preceding the date of the initiation of the audit for which the External Auditor is engaged; and

(iii)                                                       all the disclosures required by Independence Standards Board Standard No. 1 or any similar requirements to the extent applicable.

In addition, the Committee shall be responsible for:

(a)                                                          actively engaging in a dialogue with the External Auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the External Auditor;

(b)                                                         ensuring the rotation of the lead (or coordinating) audit partner as  required by law;

(c)                                                          recommending to the Board policies for the Company’s hiring of employees or former employees of the External Auditor who participated in any capacity in the audit of the Company; and

(d)                                                         recommending that the Board take appropriate action in response to the External Auditor’s report to satisfy itself of the External Auditor’s independence.

4.5.      Review of Conduct of Audit

The Committee shall review with the External Auditor its plans for, and the scope of, its annual audit and other examinations and discuss with the External Auditor the matters required to be discussed under Statement on Auditing Standards No. 61, as amended.

The Committee shall assess with management and the External Auditor any problems or difficulties encountered in connection with the audit process, including any restrictions on the scope of the External Auditor’s activities or on access to requested information, any accounting adjustments that were noted or proposed by the External Auditor but that were passed (as immaterial or otherwise), any communications between the External Auditor’s team assigned to the Company’s audit and the External Auditor’s national office respecting auditing or accounting issues presented by the Company’s audit, and any “management” or “internal control” letter issued, or proposed to be issued, by the External Auditor to the Company.

4.6.      Disagreements with Management

The Committee shall periodically inquire of management and the External Auditor as to any disagreements that may have occurred between them relating to the Company’s financial statements or disclosures.  The Committee shall have sole responsibility for the resolution of any disagreements between management and the External Auditor regarding financial reporting.

4.7.          Financial Statements And Disclosure Oversight

The Committee shall review with management and the External Auditor the following:

(i)                    the reports required to be prepared by the External Auditor under Section 10A(k) of the Securities and Exchange Act of 1934 regarding (a) all critical accounting policies and practices used by the Company and (b) all alternative treatments of the Company’s financial information within the Generally Accepted Accounting Principles (“GAAP”) that have been discussed with management, the ramifications of the use of such alternative disclosures and treatments and the treatment preferred by the External Auditor;

(ii)                   all significant changes to be made in the Company’s accounting principles and practices;

(iii)                  all “special-purpose” entities of the Company and all complex financing transactions involving the Company, including all related off-balance sheet accounting matters;

(iv)                  prior to the filing by the Company with the SEC of any annual report on Form 10-K or any quarterly report on Form 10-Q, the financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein;

(v)                   the Company’s procedures with respect to press releases that contain information regarding the Company’s historical or projected financial performance and the provision of any such information, earnings guidance or other financial information to a financial analyst or rating agency;  and

(vi)                  all other material written communications between the External Auditor and management, such as any management letter or schedule of unadjusted differences.

The Company’s management is responsible for the preparation, presentation and integrity of the Company’s financial statements and disclosures, and the External Auditor is responsible for auditing year-end financial statements and reviewing quarterly financial statements and conducting other procedures.  It is not the duty of the Committee to certify the Company’s financial statements, to guarantee the External Auditor’s report or to plan or conduct audits.  Since the primary function of the Committee is oversight, the Committee shall be entitled to rely on the expertise, skills and knowledge of management and the External Auditor and the accuracy of information provided to the Committee by such persons in carrying out its oversight responsibilities.  Nothing in this Charter is intended to change the responsibilities of management and the External Auditor.

4.8.          Internal Audit Process

The Committee shall oversee any internal audit function of the Company and review any plans for such internal audit activities.

4.9.          Internal Controls and Compliance Policies

The Committee shall review and assess with management and the External Auditor the adequacy of the Company’s internal control systems, the Company’s policies on compliance with laws and regulations, and the methods and procedures for monitoring compliance with such policies, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and shall recommend improvements of such controls, policies, methods and procedures.

The Committee shall review with management and the External Auditor, prior to its annual filing, the internal control report that is required to be filed by the Company with the SEC on Form 10-K. The Committee shall annually obtain from the External Auditor a written report in which the External Auditor attests to and reports on the assessment of the Company’s internal controls made by the Company’s management.

4.10.        Risk Assessment and Risk Management

The Committee shall discuss guidelines and policies to govern the process by which risk assessment and risk management is undertaken by management. The Committee shall discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

4.11.        Review of Other Matters

The Committee shall review recommendations made by the External Auditor and such other matters in relation to the accounting, auditing and financial reporting practices and procedures of the Company as the Committee may, in its own discretion, deem desirable in connection with the review functions described above.

5.     Compliance with Code of Ethical Conduct and Business Practices

The Committee shall review compliance with the Company’s Code of Ethics and Business Conduct. The Committee shall not have the power to grant waivers to the Code of Ethics and Business Conduct.  Any waiver of the Code of Ethics and Business Conduct with respect to a director or executive officer may only be granted by the Board.

6.     Approval of Related Party Transactions

The Company shall not enter into a related party transaction unless such transaction is approved by the Committee after a review of the transaction by the Committee for potential conflicts of interest.  A transaction will be considered a “related party transaction” if the transaction would be required to be disclosed under Item 404 of Regulation S-K.

7.     Meetings of the Committee

The Committee shall meet at least once per fiscal quarter, or more frequently as it may determine necessary, to comply with the responsibilities as set forth herein. The Committee may request any officer or employee of the Company, the Company’s outside legal counsel or External Auditor to attend a meeting of the Committee or to meet with any members of, or advisors of the Committee. The

Chairperson of the Committee shall, in consultation with other members of the Committee, the External Auditor and the appropriate officers of the Company, be responsible for ensuring sufficient meetings of the Committee are held and supervising the conduct thereof. The Chairperson may call a special meeting at any time he or she deems advisable.

The Committee may meet periodically with management and the External Auditor in separate executive sessions to discuss any matter that the Committee, management or the External Auditor believe should be discussed privately.

The Committee should keep minutes of each meeting to document the discharge by the Committee of its responsibilities.

8.     Reports and Assessments

8.1.          Proxy Statement Report

The Committee shall prepare an annual report as required by the rules and regulations of the SEC and submit it to the Board for inclusion in the Company’s proxy statement prepared in connection with its annual meeting of stockholders.

8.2.          Board Reports

The Committee shall report regularly to the Board and such report shall include any issues that arise with respect to the quality or integrity of the Company’s financial statements, the Company’s compliance with legal or regulatory requirements, the performance and independence of the Company’s External Auditor and the performance of the Company’s internal audit function.

8.3.          Charter Assessment

The Committee shall annually assess, with assistance of management and legal counsel, the adequacy of this Charter.

9.     Procedures for Receipt of Complaints

The Committee shall establish procedures for the receipt, retention, investigation and resolution of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential anonymous submission by the Company’s employees of concerns    regarding questionable accounting or auditing matters.

10.   Investigations and Information

The Committee shall have the authority to conduct investigations that it deems necessary to fulfill its responsibilities. The Committee shall have the authority to require any officer, director or employee of the Company, the Company’s outside legal counsel and the External Auditor to meet with the Committee and any of its Advisors and to respond to their inquiries.  The Committee shall have full access to the books, records and facilities of the Company in carrying out its responsibilities.

FIRST AMENDMENT TO

CANO PETROLEUM, INC.

AUDIT COMMITTEE CHARTER

ARTICLE I

AMENDMENT TO CHARTER

Effective as of February 28, 2011, the charter of the Audit Committee (the “Charter”) of Cano Petroleum, Inc., a Delaware corporation (the “Company”), is amended as follows:

1.1           Amendment to Section 2.1.  Section 2.1 of the Charter is hereby amended and restated in its entirety to read as follows:

“2.1 Compensation, Appointment and Removal

The Committee shall consist of two (2) or more members of the Board that meet the requirements specified in Section 2.2 below.  The Board shall appoint the members and the Chairperson of the Committee on the recommendation of the Nominating Committee.  Membership on the Committee shall rotate at the Board’s discretion.  The Board shall fill vacancies on the Committee and may remove a Committee member from the membership of the Committee at any time without cause.”

ARTICLE II

GENERAL PROVISIONS

2.1           No Other Amendments.  Except as explicitly amended by this Amendment, the terms, conditions, rights, obligations and other provisions of the Charter shall remain in full force and effect.

2.2           Defined Terms.  Terms used in this Amendment and not otherwise defined shall have the meanings set forth in the Charter.  All references to the “Charter” in the Charter shall be deemed to refer to the Charter as amended by this Amendment.

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

1

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

2

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

3

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

4

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

5

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

6

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

7

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

10.127

Investors Rights Agreement, dated April 5, 2010, by and among Resaca, Cano and the holders of Resaca preferred stock, incorporated herein by reference to Exhibit 10.2 to Cano’s Current Report on Form 8-K filed with the SEC on April 6, 2010.

8

10.128

Amendment No. 4 dated May 19, 2010 to Agreement and Plan of Merger, dated September 29, 2009 by and among Resaca Exploitation, Inc., Resaca Acquisition Sub, Inc. and Cano Petroleum, Inc., incorporated by reference from Exhibit 10.1 to Cano’s Current Report on Form 8-K filed on May 20, 2010.

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Hein & Associates LLP.

23.2*	Consent of Miller & Lents, Ltd., Independent Petroleum Engineers.

23.3*	Consent of Haas Engineering Services, Inc., Independent Petroleum Engineers.

24.1*	Power of Attorney.

31.1**	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Haas Petroleum Engineering Services, Inc.

*	Previously filed on September 22, 2010 as an exhibit to our original Annual Report on Form 10-K.

**	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.

9