Form 10-Q/A
period 2010-09-30
CANO PETROLEUM, INC
filed 2011-03-09
CIK 1253710

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Cano Petroleum, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2010, as filed with the Securities and Exchange Commission on November 15, 2010 (the “Original 10-Q”). The purpose of this Amendment is to correct an error on the cover page of the Original 10-Q.  The cover page of the Original 10-Q inadvertently stated that the Company had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months.  As of the filing of the Original 10-Q on November 15, 2010, the Company had failed to file within 120 days after the end of the Company’s fiscal year ended June 30, 2010 a definitive proxy statement or an amendment to the Company’s annual report on Form 10-K to amend and restate in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The cover page of this Amendment correctly states that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act.  In addition, as required by Rule 12b-15 of the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are included as exhibits to this Amendment.

This Amendment speaks as of the original filing date of the Original 10-Q, does not reflect events that may have occurred after the original filing date and, except as specifically noted above, does not modify or update in any way disclosures made in the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANO PETROLEUM, INC.

Date: March 9, 2011	By:	/s/ James R. Latimer, III
James R. Latimer, III
Chief Executive Officer

Date: March 9, 2011	By:	/s/ MICHAEL J. RICKETTS
Michael J. Ricketts
Senior Vice-President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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