Form 10-Q/A
period 2010-12-31
CANO PETROLEUM, INC
filed 2011-03-09
CIK 1253710

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

Explanatory Note

Cano Petroleum, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on February 14, 2011 (the “Original 10-Q”). The purpose of this Amendment is to correct an error on the cover page of the Original 10-Q and to amend and restate in its entirety Item 4 of Part I of the Original 10-Q.  The cover page of the Original 10-Q inadvertently stated that the Company had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months.  As of the filing of the Original 10-Q on February 14, 2011, the Company had failed to file within 120 days after the end of the Company’s fiscal year ended June 30, 2010 a definitive proxy statement or an amendment to the Company’s annual report on Form 10-K to amend and restate in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The cover page of this Amendment correctly states that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act.  In addition, as required by Rule 12b-15 of the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are included as exhibits to this Amendment.

This Amendment speaks as of the original filing date of the Original 10-Q, does not reflect events that may have occurred after the original filing date and, except as specifically noted above, does not modify or update in any way disclosures made in the Original 10-Q.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded, as of December 31, 2010, that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures were ineffective due to our failure to timely file within 120 days after the end of the fiscal year ended June 30, 2010 a definitive proxy statement or an amendment to our annual report on Form 10-K for the year ended June 30, 2010 to amend and restate in their entirety Items 10, 11, 12, 13 and 14 of Part III of our annual report on Form 10-K for the year ended June 30, 2010.  The Form 10-K for the year ended June 30, 2010 has been amended to amend and restate in their entirety Items 10, 11, 12, 13 and 14 of Part III of our annual report on Form 10-K for the year ended June 30, 2010.

The certifications of our chief executive officer and our chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls

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