Form 10-Q
period 2011-03-31
CANO PETROLEUM, INC
filed 2011-05-13
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-32496

Cano Petroleum, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 North Belt Line Road, Suite 200
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

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of May 13, 2011 was 45,354,915 shares.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
In Thousands, Except Shares and Per Share Amounts	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,086	$300
Accounts receivable	3,145	2,411
Derivative assets	—	2,968
Deferred tax asset	3,921	17
Inventory and other current assets	1,061	841
Total current assets	9,213	6,537

Oil and gas properties, successful efforts method	294,190	294,961
Less accumulated depletion and depreciation	(46,934)	(44,615)
Net oil and gas properties	247,256	250,346

Fixed assets and other, net	1,319	2,404
Goodwill	101	101
TOTAL ASSETS	$257,889	$259,388

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,165	$3,297
Accrued liabilities	4,540	2,304
Oil and gas sales payable	891	804
Derivative liabilities	7,732	410
Current maturity of debt (Note 3)	66,450	66,450
Current maturity of Series D convertible preferred stock, net of unamortized discount of $0.7 million (Note 4)	28,197	—
Current portion of asset retirement obligations	203	189
Total current liabilities	112,178	73,454
Long-term liabilities
Asset retirement obligations	3,206	2,991
Derivative liabilities	4,784	1,368
Deferred tax liabilities and other	16,935	18,992
Total liabilities	137,103	96,805

Temporary equity
Series D convertible preferred stock and cumulative paid-in-kind dividends; par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 23,849 issued at June 30, 2010; liquidation preference at June 30, 2010 of $28,100	—	26,518

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,057,992 and 45,354,915 shares issued and outstanding, respectively, at March 31, 2011; and 47,159,706 and 45,456,629 shares issued and outstanding, respectively, at June 30, 2010	5	5
Additional paid-in capital	190,006	190,500
Accumulated deficit	(68,528)	(53,743)
Treasury stock, at cost; 1,703,077 shares held in escrow at March 31, 2011 and June 30, 2010, respectively	(697)	(697)
Total stockholders’ equity	120,786	136,065
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$257,889	$259,388

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In Thousands, Except Per Share Data	2011	2010	2011	2010
Operating Revenues:
Crude oil sales	$5,537	$4,924	$15,661	$14,045
Natural gas sales	1,162	879	2,961	2,323
Total operating revenues	6,699	5,803	18,622	16,368

Operating Expenses:
Lease operating	2,518	3,598	9,197	11,785
Production and ad valorem taxes	636	476	1,668	1,365
General and administrative	1,285	2,912	5,432	9,360
Exploration expense	—	—	—	5,024
Impairment of long-lived assets	—	—	—	283
Depletion and depreciation	1,111	1,132	3,522	3,627
Accretion of discount on asset retirement obligations	76	68	232	203
Total operating expenses	5,626	8,186	20,051	31,647

Income (loss) from operations	1,073	(2,383)	(1,429)	(15,279)
Other income (expense):
Interest expense and other	(1,365)	(486)	(5,195)	(908)
Loss on sale of equipment used in oil and gas operations	(1,035)	—	(1,133)	—
Gain (loss) on derivatives	(5,456)	788	(11,686)	(4,451)
Total other income (expense)	(7,856)	302	(18,014)	(5,359)

Loss from continuing operations before income taxes	(6,783)	(2,081)	(19,443)	(20,638)
Deferred income tax benefit	2,457	587	6,911	6,803
Loss from continuing operations	(4,326)	(1,494)	(12,532)	(13,835)
Income from discontinued operations, net of related taxes	—	1,722	—	2,066
Net income (loss)	(4,326)	228	(12,532)	(11,769)
Preferred stock dividend	(887)	(470)	(2,253)	(1,359)
Net loss applicable to common stock	$(5,213)	$(242)	$(14,785)	$(13,128)

Net loss per share - basic and diluted
Continuing operations	$(0.11)	$(0.04)	$(0.33)	$(0.33)
Discontinued operations	—	0.04	—	0.05
Net loss per share - basic and diluted	$(0.11)	$—	$(0.33)	$(0.28)

Weighted average common shares outstanding
Basic and Diluted	45,426	45,570	45,426	45,570

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHODLERS’ EQUITY

JULY 1, 2010 THROUGH MARCH 31, 2011

(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at July 1, 2010	47,159,706	$5	$190,500	$(53,743)	1,703,077	$(697)	$136,065

Forfeiture and surrender of stock awards	(111,214)	—	(9)	—	—	—	(9)

Stock-based compensation expense	—	—	(489)	—	—	—	(489)

Net proceeds from issuance of common shares	9,500	—	4	—	—	—	4

Preferred stock dividend	—	—	—	(2,253)	—	—	(2,253)

Net loss	—	—	—	(12,532)	—	—	(12,532)

Balance at March 31, 2011	47,057,992	$5	$190,006	$(68,528)	1,703,077	$(697)	$120,786

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
Dollar Amounts in Thousands	2011	2010
Cash flow from operating activities:
Net loss	$(12,532)	$(11,769)
Adjustments needed to reconcile net loss to net cash provided by (used in) operations:
Unrealized loss on derivatives	13,938	8,051
Loss on sale of equipment used in oil and gas operations	1,133	—
Gain on sale of oil and gas properties	—	(2,488)
Settlement of asset retirement obligations	—	(140)
Accretion of discount on asset retirement obligations	232	205
Depletion and depreciation	3,522	3,654
Exploration expense	—	5,024
Impairment of long-lived assets	—	283
Stock-based compensation expense	(489)	987
Deferred income tax benefit	(6,911)	(5,638)
Amortization of debt issuance costs and prepaid expenses	1,597	1,300

Changes in assets and liabilities relating to operations:
Accounts receivable	(962)	775
Derivative assets	(5)	(336)
Inventory and other current assets and liabilities	(724)	(1,397)
Accounts payable	869	9
Accrued liabilities	2,420	364
Net cash provided by (used in) operations	2,088	(1,116)

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	(1,804)	(13,445)
Proceeds from sale of oil and gas properties	—	6,300
Proceeds from sale of equipment used in oil and gas operations	498	—
Net cash used in investing activities	(1,306)	(7,145)

Cash flow from financing activities:
Repayments of long-term debt	(550)	(3,000)
Borrowings of long-term debt	550	12,300
Proceeds from issuance of common stock, net	4	—
Payment of preferred stock dividend	—	(574)
Net cash provided by financing activities	4	8,726

Net increase in cash and cash equivalents	786	465
Cash and cash equivalents at beginning of period	300	392
Cash and cash equivalents at end of period	$1,086	$857

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$835	$835

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2,043	$2,264

See accompanying notes to these unaudited financial statements

CANO PETROLEUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND USE OF ESTIMATES

Consolidation, Basis of Presentation and Use of Estimates

These interim consolidated financial statements are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Certain prior-period balances in the consolidated financial statements have been reclassified to correspond with current year classifications.  Results for interim periods are not necessarily indicative of results to be expected for a full year due in part, but not limited to, the volatility in prices for crude oil and natural gas, future prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of events, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Significant assumptions are required in the valuation of proved crude oil and natural gas reserves, which affect the amounts at which crude oil and natural gas properties are recorded. Our estimates of proved reserves materially impact depletion expense. If proved reserves decline, then the rate at which we record depletion expense increases. A decline in estimated proved reserves could result from lower prices, adverse operating results, mechanical problems at our wells, and/or catastrophic events such as fires, hurricanes and floods. Lower prices can make it uneconomical to drill new wells or produce from existing wells with high operating costs. In addition, a decline in proved reserves will impact our assessment of our oil and natural gas properties for impairment. Our proved reserves estimates are based upon many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of crude oil and natural gas actually produced.  Based on our June 30, 2010 reserve report, seventy-nine percent of our proved reserves are classified as proved undeveloped reserves. Capital expenditures amounting to $310.5 million are forecasted in our reserve report. Proved undeveloped reserves may be reclassified from proved reserves to probable reserves, or permanently reduced, due to an inability to access the capital markets. To develop these reserves we will require access to the capital markets and/or consider divestitures of oil and gas properties in each of the next five years, as our projected capital expenditures are greater than projected cash flow from operations through December 2015.

New Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended June 30, 2010.

2. LIQUIDITY / GOING CONCERN / STRATEGIC ALTERNATIVES

At March 31, 2011, we had cash and cash equivalents of $1.1 million. We had negative working capital of $103.0 million, which includes current liabilities of $66.5 million of long-term debt and $28.2 million of Series D convertible preferred stock. For the nine-month period ended March 31, 2011, we had cash flow provided by operations of $2.1 million.

We are reviewing strategic alternatives,which include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations, debt restructuring, including possible bankruptcy and/or recapitalizing the Company. We continue to focus on cost reduction efforts to improve both our profitability and cash flow from operations.

On August 6, 2010, we finalized Consent and Forbearance Agreements with the lenders under our credit agreements that waived potential covenant compliance issues for the periods ending June 30, 2010 and September 30, 2010, set certain deadlines for the execution of our strategic alternatives process and allowed us to sell certain natural gas commodity derivative contracts for cash proceeds of $0.8 million, which was intended to provide Cano sufficient liquidity to complete its strategic alternatives process. The Consent and Forbearance Agreements were terminated as our lenders delivered Reservation of Rights Letters dated September 24, 2010 and January 5, 2011, as discussed in Note 3.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As of May 13, 2011, our lenders have taken no definitive actions associated with the termination of the Consent and Forbearance Agreements.  We currently have no available borrowing capacity under our senior and subordinated credit agreements, and have very limited access to additional capital.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for the amounts recorded, or that the Company can continue to prepare future financial statements on a going concern basis. The ability of the Company to continue as a going concern will be dependent upon the outcome of our strategic alternatives review, crude oil and natural gas prices, sufficient liquidity to fund operations, actions by our lenders, mechanical problems at our wells and/or catastrophic events such as fires, hurricanes and floods.

3. DEBT

At March 31, 2011 and June 30, 2010, the outstanding amount due under our credit agreements was $66.5 million. The $66.5 million consisted of outstanding borrowings under the amended and restated credit agreement (the “ARCA”) and the subordinated credit agreement (the “SCA”) of $51.5 million and $15.0 million, respectively. At March 31, 2011, the average interest rates charged by the lenders under the ARCA and SCA were 3.01% and 6.31%, respectively.

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

On September 24, 2010, our lenders delivered Reservation of Rights Letters (“Letters”), subsequently updated on January 5, 2011, specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  As of May 16, 2011, the lenders have taken no action with the delivery of these Letters.  We have recorded all additional interest and fees due under the terms of the Credit Agreements of $2.5 million in accrued liabilities on our consolidated balance sheet and in interest expense on consolidated statement of operations as of March 31, 2011.  We have also recorded additional interest expense associated with the accelerated amortization of deferred financing costs of $0.6 million applicable to the Credit Agreements, and accounting and legal expense incurred by our lenders of $0.6 million.

4. PREFERRED STOCK

On August 5, 2010, we entered into Forbearance Agreements with the lenders under our Credit Agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Preferred Stock. As discussed under Note 3, the Forbearance Agreements were terminated.  As of March 31, 2011, we have not remitted cash dividend payments for the Preferred Stock of $0.6 million for the nine-month period ended March 31, 2011. As of March 31, 2011, the unpaid cash dividend of $0.6 million is included in accrued liabilities reported in our consolidated balance sheets. Due to the non-payment of the cash dividends, along with the fact that the Preferred Stock is redeemable for cash as of September 6, 2011, our Preferred Stock has been reclassified from Temporary Equity to a current liability of $28.2 million on our consolidated balance sheet, which is the liquidation preference of $28.9 million less unamortized issuance costs of $0.7 million, which is presented as a discount on the consolidated balance sheet as of March 31, 2011.  During the three-month and nine-month periods ended March 31, 2011, issuance costs of $0.4 million and $0.8 million, respectively, were amortized in preferred stock dividend.

S. Jeffrey Johnson, our former Chief Executive Officer and former Chairman of our board of directors, owns approximately 3.5% of our outstanding Preferred Stock. For the three-month and nine-month periods ended March 31, 2010, we paid preferred dividend payments to Mr. Johnson of approximately $20,000and $59,000, respectively.  For the nine-month period ended March 31, 2011, we made no preferred dividend payments to Mr. Johnson.

On September 6, 2011, we are required to redeem the Preferred Stock for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued cash and paid-in-kind dividends.  If we do not redeem the Preferred Stock (including accrued cash and paid-in-kind dividends) for cash on September 6, 2011, the redemption value of the Preferred Stock will accrue interest at 1.5% per month until Cano has redeemed the Preferred Stock.

The subordination provisions of the Certificate of Designations of our Preferred Stock prohibit us from redeeming any of the Preferred Stock on September 6, 2011, if there are outstanding amounts due under our senior and subordinated credit agreements.

5. DERIVATIVES

Our derivatives consist of commodity derivatives and an interest rate swap arrangement, which are discussed in greater detail below.

Commodity Derivatives

Pursuant to the ARCA and SCA discussed in Note 3, we are required to maintain our existing commodity derivative contracts.  We entered into commodity derivative contracts to partially mitigate the risk associated with extreme fluctuations of prices for our crude oil and natural gas sales.  We have no obligation to enter into commodity derivative contracts in the future. Should we choose to enter into commodity derivative contracts to mitigate future price risk, we cannot enter into contracts for greater than 85% of our crude oil and natural gas production volumes attributable to proved producing reserves for a given month. As of March 31, 2011, our “collar” commodity derivative contracts with UBNA expired.  UBNA is one of the senior lenders under the ARCA.

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

Financial Statement Impact

During the three-month and nine-month periods ended March 31, 2011 and 2010, respectively, the gain (loss) on derivatives reported is reported in a separate caption on our consolidated statements of operations and is summarized as follows:

	Three-Month Period		Nine-Month Period
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Settlements received/accrued on commodity derivatives	$333	$753	$1,652	$3,799
Settlements received on sale of commodity derivatives	—	—	800	—
Settlements paid/accrued on interest rate swap	(71)	(74)	(200)	(199)
Realized gain (loss) on derivatives	262	679	2,252	3,600
Unrealized gain (loss) on commodity derivatives	(5,758)	233	(14,000)	(7,754)
Unrealized gain (loss) on interest rate swap	40	(124)	62	(297)
Gain (loss) on derivatives	$(5,456)	$788	$(11,686)	$(4,451)

On August 10, 2010, we sold certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million pursuant to the Forbearance Agreements. The cash settlements received/accrued by us under commodity derivatives were cumulative monthly payments due to us since the NYMEX natural gas and crude oil prices were lower than the floor prices set for the respective time periods and realized gains from the sale of uncovered “floor price” contracts as previously discussed. The cash settlements paid/accrued by us under commodity derivatives were cumulative monthly payments due to our counterparty since the NYMEX crude oil and natural gas prices were higher than the ceiling prices set for the respective time periods. The cash settlements paid/accrued by us under the interest rate swap were quarterly payments to our counterparty since the actual three-month LIBOR interest rate was lower than the fixed 1.73% rate we pay to the counterparty. The cash flows relating to the derivative instrument settlements that are due, but not cash settled are reflected in operating activities on our consolidated statements of cash flows as changes to current assets and current liabilities. At June 30, 2010, we had recorded a receivable from our counterparty included in accounts receivable on our consolidated balance sheet of $0.3 million. At March 31, 2011, we had no receivables due from our counterparty.

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

The estimated fair value of derivatives included in the consolidated balance sheet at March 31, 2011 is summarized below.

In thousands
Derivative liabilities (Level 2):
Interest rate swap—current	$(202)
Derivative liability (Level 3)
Crude oil swap—current	(7,530)
Crude oil swap—noncurrent	(4,784)
Net derivative liabilities	$(12,516)

The following table shows the reconciliation of changes in the fair value of the net derivative assets classified as Level 2 and 3, respectively, in the fair value hierarchy for the nine months ended March 31, 2011 (in thousands).

In thousands	Total Net Derivative Assets (Liabilities)
Balance at June 30, 2010	$1,190
Unrealized loss on derivatives	(13,938)
Settlements, net	232
Balance at March 31, 2011	$(12,516)

The change from net derivative assets of $1.2 million at June 30, 2010 to net derivative liabilities of $12.5 million at March 31, 2011 is attributable to the increases in crude oil and natural gas futures prices and settlements that occurred during the nine-month period. These amounts are based on our mark-to-market valuation of these derivatives at March 31, 2011 and may not be indicative of actual future cash settlements.

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2011		June 30, 2010		March 31, 2011		June 30, 2010
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity derivative contracts	Derivatives — current	$—	Derivatives — current	$2,968	Derivatives — current	$(7,530)	Derivatives — current	$(206)
Commodity derivative contracts	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives — noncurrent	(4,784)	Derivatives — noncurrent	(1,308)
Interest rate swaps	Derivatives — current	—	Derivatives — current	—	Derivatives — current	(202)	Derivatives — current	(204)
Interest rate swaps	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives - noncurrent	—	Derivatives - noncurrent	(60)
Total derivatives not designated as hedging instruments		$—		$2,968		$(12,516)		$(1,778)
Total derivatives designated as hedging instruments		$—		$—		$—		$—
Total derivatives		$—		$2,968		$(12,516)		$(1,778)

6. DISCONTINUED OPERATIONS

On January 27, 2010, we completed the sale of our interests in certain oil and gas properties located in the Texas Panhandle (“Certain Panhandle Properties”) for net proceeds of $6.3 million, subject to customary post-closing adjustments. The sale had an effective date of January 1, 2010. The operating results of the Certain Panhandle Properties for the three-month and nine-month periods ended March 31, 2010 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below (in thousands).

	Period Ended March 31, 2010
	Three-Month	Nine-Month
Operating Revenues:
Crude oil sales	$12	$35
Natural gas sales	153	972
Total operating revenues	165	1,007
Operating Expenses:
Lease operating	23	178
Production and ad valorem taxes	11	118
Depletion and depreciation	—	27
Accretion of discount on asset retirement obligations	—	2
Interest expense, net	8	43
Total operating expenses	42	368
Gain on sale of properties	2,591	2,591
Income before income taxes	2,714	3,230
Income tax provision	(992)	(1,164)

Income from discontinued operations	$1,722	$2,066

Interest expense, net of interest income, was allocated to discontinued operations based on the percent of operating revenues applicable to discontinued operations to the total operating revenues.

7. STOCK OPTIONS

During the nine-month period ended March 31, 2011, we did not grant additional stock options.  A summary of outstanding options as of March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2010	1,310,710	$4.33
Options exercised	(9,500)	0.43
Options forfeited	(370,430)	4.65
Outstanding at March 31, 2011	930,780	$4.25

Based on our $0.53 stock price at March 31, 2011, the intrinsic value of both the options outstanding and exercisable was approximately $21,000.

Total options exercisable at March 31, 2011 amounted to 930,780 shares and had a weighted average exercise price of $4.25. Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For the three-month period ended March 31, 2011, stock-based compensation expense was insignificant.  For the nine-month period ended March 31, 2011, we recorded a credit to stock-based compensation expense of $0.1 million, primarily due to award forfeitures. For the three- and nine-month periods ended March 31, 2010, we recorded a charge to stock-based compensation expense of $0.1 million and $0.2 million, respectively.  As of March 31, 2011, we had fully expensed the total compensation cost related to the outstanding option awards.

8. DEFERRED COMPENSATION

As of March 31, 2011, we had non-vested share awards totaling 10,000 shares to an employee pursuant to our 2005 Long-Term Incentive Plan, as summarized below:

	Shares	Weighted Average Grant-date Fair Value	Grant-date Fair Value $000s
Non-vested share awards at June 30, 2010	161,668	$7.18	$1,160
Shares vested	(40,453)	$5.84	$(236)
Shares forfeited or surrendered	(111,215)	$7.66	(852)
Non-vested share awards at March 31, 2011	10,000	$7.20	$72

The share awards will vest to the employee by July 2, 2011. The fair values of the awards are based on our actual stock price on the date of grant multiplied by the number of shares granted.  For the three-and nine-month periods ended March 31, 2011, we recorded a credit to stock-based compensation expense of $0.3 million for each period, primarily due to award forfeitures. For the three- and nine-month periods ended March 31, 2010, we expensed $0.2 million and $0.8 million, respectively, to stock-based compensation expense based on amortizing the fair value over the appropriate service period.  The forfeitures resulted from shares used to satisfy employees’ tax withholding obligations related to the vesting of their share awards and employee termination.

9. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying stock options, the preferred stock and paid-in-kind (“PIK”) dividends on an “as-converted” basis.

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three- and nine-month periods ended March  31, 2011 and 2010, as their effects would have been anti-dilutive.

	March 31,
	2011	2010
Stock options	930,780	1,330,017
Preferred stock	4,147,652	4,147,652
PIK dividends	884,528	690,954

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

Securities Litigation against Certain Former and Current Outside Directors

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

On July 2, 2009, the plaintiffs filed an amended complaint that added as defendants Cano, Cano’s Chief Executive Officer and Chairman of the Board, Jeff Johnson, Cano’s former Senior Vice President and Chief Financial Officer, Morris B. “Sam” Smith, Cano’s former Senior Vice President and Chief Financial Officer, Ben Daitch, Cano’s current Senior Vice President and Chief Financial Officer, Michael Ricketts and Cano’s former Senior Vice President of Engineering and Operations, Patrick McKinney, and

dismissed Gerald W. Haddock, a former director of Cano, as a defendant. The amended complaint alleges that the prospectus for the Secondary Offering contained statements regarding Cano’s proved reserve amounts and standards that were materially false and overstated Cano’s proved reserves. The plaintiff sought to certify the lawsuit as a class action lawsuit and is seeking an unspecified amount of damages. On July 27, 2009, the defendants moved to dismiss the lawsuit. On December 3, 2009, the U.S. District Court for the Northern District of Texas granted motions to dismiss all claims brought by the plaintiffs. On December 18, 2009, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. On April 5, 2010, Cano filed its appellate brief to support its position.  On April 19, 2010, the plaintiffs filed their response brief. On August 4, 2010, the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal by the U.S. District Court for the Northern District of Texas of all claims by the plaintiffs.  By affirming the decision of the lower court, the U.S. Court of Appeals for the Fifth Circuit agreed that the plaintiff’s complaint failed to state a claim upon which relief could be granted, and thus found merit in dismissing the lawsuit.

Resaca Claim

Section 7.6 of the Merger Agreement with Resaca Exploitation, Inc. (“Resaca”) provided for the Company and Resaca to share transaction expenses related to the printing, filing and mailing of the registration statement on Form S-4 covering the Resaca shares that would have been issued to Cano stockholders in the merger, the proxy statements relating to the meetings at which the stockholders of Cano and Resaca voted to approve the merger, and the solicitation of stockholder approvals.  On September 2, 2010, we filed an action against Resaca in the Tarrant County District Court seeking a declaratory judgment to clarify the scope and determine the amount of any expenses that are reimbursable under Section 7.6 of the Merger Agreement.  On December 16, 2010, the presiding District Court judge denied Resaca’s request to transfer the venue.  On January 19, 2011, Resaca filed a motion for Partial Summary Judgment to seek reimbursement of certain merger-related expenses totaling $1.1 million, for which Cano’s 50% portion would be $0.5 million.  On April 14, 2011, the presiding judge denied Resaca’s request for Partial Summary Judgment. Based on our knowledge and judgment of the facts as of May 13, 2011, our financial statements dated March 31, 2011 present fairly the effect of the actual and the anticipated future costs to resolve this matter.

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

Operating Activities Update

For the quarter ended March 31, 2011 (“current quarter”), our production averaged 907 net barrels of oil equivalent per day (BOEPD) as compared to production of 1,085 BOEPD for the quarter ended March 31, 2010 (“prior year quarter”). For the nine-month period ended March 31, 2011 (“current nine months”) our production averaged 988 BOEPD as compared to production of 1,086 BOEPD for the nine months ended March 31, 2010 (“prior year nine months”). For both the current quarter and the current nine-month period, we had production increases from the workover activities, behind-pipe recompletions in the Atoka Formation and return-to-production (“RTP”) program at the Desdemona Properties. These increases were more than offset by decreased production at the Cato and Panhandle Properties, which is further discussed below.

For the current quarter and current nine months, we incurred development capital expenditures of $0.1 million and $1.2 million, respectively, (excludes capitalized general and administrative and interest expenses). We have limited funds available for capital expenditures since we currently have no available borrowing capacity under our senior and subordinated credit agreements, and have very limited access to additional capital.

For March 2011, our production averaged 970 BOEPD.  The following is a discussion of our field level activity during the nine-month period ended March 31, 2011.

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

During mid-October 2010, production was adversely affected by a weather-related electrical outage.  Production was shut-in for 30 days, which resulted in lost production of 75 BOEPD during the quarter ended December 31, 2010. During the outage, we installed larger electric submersible pumps (“ESP’s”) in both existing and RTP wells, and implemented necessary facility upgrades to optimize our infrastructure.  Our current configuration will be adequate for the Phase 1 waterflood project. As of March 31, 2011, we had increased our injection rate to 20,000 barrels of water injected per day (“BWIPD”), which is 6,500 BWIPD higher than the injection rate of 13,500 BWIPD at December 31, 2010.  We have seen increased fluid production rates and corresponding increasing crude oil rates as a direct result of this work.  During March 2011, our production averaged 194 BOEPD.  Our current injection rates approximate our anticipated requirement for the entire Phase 1 project.  We expect continued production improvements from the waterflood operations.  We have postponed our plans to develop proved developed non-producing reserves in the Queen Sands formation.

Davenport Properties.  Net production for the current quarter and current nine months was 71 BOEPD and 80 BOEPD, respectively. Net production for the prior year quarter and prior year nine months was 78 BOEPD and 75 BOEPD, respectively.  We are currently assessing the economic feasibility of an RTP project to activate non-producing wells.  During March 2011, our production averaged 72 BOEPD.

Desdemona Properties.  During the current nine months, we activated RTP wells and completed upgrades to our gas plant to sell all natural gas and natural gas liquids produced from the Duke Sand formation and new production from behind-pipe completions in the Atoka formation. Through December 31, 2010, we had returned to production 10 wells in the Duke Sand formation and recompleted two wells in the Atoka formation.  Each Atoka well recompletion had initial production of 125 mcfpd (21 BOEPD) and stabilized at 45-50 mcfpd (6 BOEPD). During March 2011, our production averaged 65 BOEPD.  We are currently assessing the economic feasibility of activating additional RTP wells as funds become available.

Nowata Properties.  We are currently assessing the viability of increasing production by expanding the gas gathering system to connect additional wells to increase casinghead gas sales and optimizing current infrastructure.  During March 2011, our production averaged 225 BOEPD at the Nowata Properties, and has remained relatively flat since its acquisition in September 2004.

Panhandle Properties.  During the quarter ended September 30, 2010, we reduced the rate of waterflood injection at the Cockrell Ranch unit to optimize crude oil production and gain improved operational efficiencies.  Although this resulted in lost production of 30 BOEPD, operating margins have improved.  Our natural gas production decreases for both the current quarter and current nine-month period resulted from gas plant outages by DCP Midstream, L.P., which adversely impacted our production by 60 BOEPD, and inclement weather during the current quarter, which temporarily curtailed production.  During March 2011, our production averaged 413 BOEPD.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $1.1 million. We had negative working capital of $103.0 million, which included current liabilities of $66.5 million of long-term debt and $28.2 million of Series D convertible preferred stock. For the current nine months, we had cash flows provided by operations of $2.1 million, which is an improvement of $3.2 million as compared to the prior year nine months.

We are reviewing strategic alternatives, which include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations, debt restructuring, including possible bankruptcy and/or recapitalizing the Company. We continue to focus on cost reduction efforts to improve both our profitability and cash flow from operations.

On August 6, 2010, we finalized Consent and Forbearance Agreements with the lenders under our credit agreements that waived potential covenant compliance issues for the periods ending June 30, 2010 and September 30, 2010, set certain deadlines for the execution of our strategic alternatives process and allowed us to sell certain natural gas commodity derivative contracts for cash proceeds of $0.8 million, which was intended to provide Cano sufficient liquidity to complete its strategic alternatives process. The Consent and Forbearance Agreements were terminated as our lenders delivered Reservation of Rights Letters dated September 24, 2010 and January 5, 2011, as discussed in Note 3.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As of May 13, 2011, our lenders have taken no definitive actions associated with the termination of the Consent and Forbearance Agreements.  We currently have no available borrowing capacity under our senior and subordinated credit agreements, and have very limited access to additional capital.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for the amounts recorded, or that the Company can continue to prepare future financial statements on a going concern basis. The ability of the Company to continue as a going concern will be dependent upon the outcome of our strategic alternatives review, crude oil and natural gas prices, sufficient liquidity to fund operations, actions by our lenders, mechanical problems at our wells and/or catastrophic events such as fires, hurricanes and flood.

In our areas of operation, we are subject to periodic review by federal and state authorities to ensure we can finance the eventual plugging and abandoning (“P&A”) of inactive wells.  Due to our current liquidity constraints, an acceleration of the P&A requirements could have an adverse impact to our operations.

Effective April 1, 2011, we are subject to fixed price commodity swap contracts that fix the price we received for crude oil production of 700 barrels per day, based on West Texas Intermediate NYMEX prices at $75.90 from April 1, 2011 to December 31, 2011, and $77.25 for calendar year of 2012.  Since we will not benefit from NYMEX prices in excess of the fixed prices, this could adversely impact our operations and/or adversely affect our ability to pay our counterparty.

Under both the ARCA and SCA, we were not in compliance with the covenants relating to our current ratio, leverage ratio and interest coverage ratio for the quarter ended March 31, 2011.  We have not made any borrowings since July 2010.  We continue to make our interest payments timely to the lenders.

Results of Operations

Overall

For the current quarter, we had a loss applicable to common stock of $5.2 million.  We had a loss applicable to common stock of $0.2 million for the prior year quarter. Items that positively impacted the current quarter were lower operating expenses of $2.6 million and increased operating revenues of $0.9 million.  These items were more than offset by increased loss on derivatives of $6.2 million, lower income from discontinued operations of $1.7 million, higher loss on sales of oil and gas properties of $1.0 million, increased interest expense of $0.9 million and increased preferred stock dividend of $0.4 million.

For the current nine months, we had a loss applicable to common stock of $14.8 million.  We had a loss applicable to common stock of $13.1 million for the prior year nine months. Items that positively impacted the current nine months were lower operating expenses of $11.6 million and increased operating revenues of $2.2 million.  These items were more than offset by increased loss on derivatives of $7.2 million, increased interest expense of $4.3 million, lower income from discontinued operations of $2.1 million, higher loss on sales of oil and gas properties of $1.0 million and increased preferred stock dividend of $0.9 million.

These items will be further addressed in the following discussion.

Operating Revenues

The table below summarizes our operating revenues for the three- and nine-month periods ended March 31, 2011 and 2010.

	Three months ended March 31,		Increase	Nine months ended March 31,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Operating Revenues (in thousands)	$6,699	$5,803	$896	$18,622	$16,368	$2,254
Sales Volumes
Crude Oil (MBbls)	62	68	(6)	197	208	(11)
Natural Gas (MMcf)	120	90	30	347	324	23
Total (MBOE)	82	83	(1)	255	262	(7)
Average Realized Price
Crude Oil ($/ Bbl)	$89.26	$72.62	$16.64	$79.32	$67.56	$11.76
Natural Gas ($/ Mcf)	$9.69	$9.70	$(0.01)	$8.53	$7.17	$1.36
Operating Revenues and Commodity Derivative Settlements (in thousands) (a)	$7,033	$6,556	$477	$20,281	$20,167	$114
Average Adjusted Price (includes commodity derivative settlements)
Crude Oil ($/ Bbl)	$89.25	$75.32	$13.93	$80.97	$73.48	$7.49
Natural Gas ($/Mcf)	$12.47	$15.99	$(3.52)	$12.37	$15.09	$(2.72)

(a)          As discussed in Note 5 to our Consolidated Financial Statements, on August 10, 2010, we sold certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million pursuant to the Forbearance Agreement. The $0.8 million is excluded from the commodity derivative settlements listed above.

The current quarter operating revenues of $6.7 million represent an increase of $0.9 million as compared to the prior year quarter of $5.8 million. Higher average prices received for crude oil sales which increased operating revenues by $1.0 million and increased natural gas sales volumes of $0.3 million, were partially offset by lower crude oil volumes which reduced operating revenues by $0.4 million.

The current nine months operating revenues of $18.6 million are $2.2 million higher as compared to the prior year nine months of $16.4 million. The $2.2 million increase is primarily attributable to higher average prices received for crude oil and natural gas sales of $2.3 million and $0.5 million, respectively, and increased natural gas sales volumes of $0.1 million, partially offset by lower crude oil sales volumes which reduced operating revenues by $0.7 million.

Crude Oil Sales.  Our current quarter crude oil sales were 6 MBbls lower as compared to the prior year quarter.  The overall sales decrease resulted primarily from reduced combined sales at our Cato and Panhandle Properties of 8 MBbls, partially offset by increased production at our Desdemona Properties, which increased crude oil sales by 2 MBbls.  The changes to the sales of our individual properties are further discussed under “Overview-Operating Activities Update.”

Our current nine months crude oil sales were 11 MBbls lower as compared to the prior year nine months.  The overall sales decrease resulted primarily from reduced sales at our Cato Properties of 17 MBbls.  Partially offsetting the sales decrease were increased combined sales at the Desdemona and Davenport Properties of 6 MBbls.  The changes to the sales of our individual properties are further discussed under “Overview-Operating Activities Update.”

Natural Gas Sales.  Our current quarter natural gas sales were 30 MMcf higher as compared to the prior year quarter.  The overall sales increase is primarily due to the higher sales at the Desdemona and Cato Properties of 18 MMcf and 11 MMcf, respectively. The increased natural gas sales at the Desdemona Properties are due to the RTP project as further discussed under “Overview-Operating Activities Update.”  The increased natural gas sales at the Cato Properties resulted from the natural gas purchaser temporarily declining to take Cato’s natural gas production for most of the prior year quarter.

Our current nine months natural gas sales were 23 MMcf higher as compared to the prior year nine months.  The overall sales increase is attributed to higher sales at our Desdemona Properties of 46 MMcf, partially offset by lower sales at the Panhandle and Cato Properties of 18 MMcf and 5 MMcf, respectively. The changes to the sales of our individual properties are further discussed under “Overview-Operating Activities Update.”

Crude Oil and Natural Gas Prices

The average price we receive for crude oil sales is generally at market prices received at the wellhead, except for the Cato Properties, for which we receive below market prices due to the lower gravity of the crude oil and transportation expenses. The average price we receive for natural gas sales is approximately the market price received at the wellhead, adjusted for the value of natural gas liquids, less transportation and marketing expenses. For the current quarter and current nine months, our average price received for crude oil sales was $89.26 and $79.32, respectively.  For the current quarter and current nine months, our average price received for natural gas sales was $9.69 and $8.53, respectively.

The average prices we received for our crude oil and natural gas sales were supplemented by commodity derivative settlements received for the current and prior year quarters.  As discussed in Note 5 to our Consolidated Financial Statements, if crude oil and natural gas NYMEX prices are lower than the “fixed prices,” we will be reimbursed by our counterparty for the difference between the NYMEX price and “fixed price” (i.e. realized gain).  Conversely, if crude oil and natural gas NYMEX prices are higher than the derivative “fixed prices,” we will pay our counterparty for the difference between the NYMEX price and “fixed price” (i.e. realized loss).

Operating Expenses

For the current quarter, our total operating expenses were $5.6 million, or $2.6 million lower than the prior year quarter of $8.2 million.  This was primarily due to lower general and administrative expenses of $1.6 million and reduced lease operating expenses of $1.1 million.

For the current nine months, our total operating expenses were $20.0 million, or $11.6 million lower than the prior year nine months of $31.6 million. This was primarily due to lower exploration expenses of $5.0 million, lower general and administrative expenses of $3.9 million and reduced lease operating expenses of $2.6 million.

These items are discussed in greater detail below.

Lease Operating Expenses

Our lease operating expenses (“LOE”) consist of the costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, workovers and utilities.

For the current quarter, our LOE was $2.5 million, which was $1.1 million lower than the prior year quarter of $3.6 million. The $1.1 million decrease resulted primarily from reduced service rates negotiated with vendors and improved operating efficiencies, which led to decreased workover expenses of $0.2 million, lower chemical treatments of $0.2 million, decreased repairs of $0.1 million, lower labor expenses of $0.1 million and other expense reductions of $0.2 million, and a net insurance reimbursement of $0.3 million.  During the current quarter, we had a credit to expense for costs to restore production facilities of $0.3 million due to the $0.5 million insurance claim settlement partially offset by $0.2 million of costs incurred to restore the facilities.

For the current nine months, our LOE was $9.2 million, which was $2.6 million lower than the prior year nine months of $11.8 million. The $2.6 million decrease resulted primarily from reduced service rates negotiated with vendors and improved operating efficiencies, which led to decreased workover expenses of $1.3 million, lower chemical treatments of $0.6 million, decreased repairs of $0.4 million, lower labor expenses of $0.3 million and other expense reductions of $0.4 million, partially offset by $0.4 million of costs incurred to restore the facilities, which is net of the $0.5 million insurance claim settlement.

For the current quarter and current nine months, our LOE per BOE, based on production, was $33.58 and $32.52, respectively, which is a reduction of $3.30 and $7.28, respectively, as compared to the prior year quarter and prior year nine months of $36.88 and $39.80, respectively.

Production and Ad Valorem Taxes

For the current quarter, our production and ad valorem taxes were $0.6 million, which is $0.1 million higher than the prior quarter of $0.5 million.  For the current nine months, our production and ad valorem taxes were $1.7 million, which is $0.3 million higher than the prior year nine months of $1.4 million.  The increases were due to higher operating revenues, as previously discussed.

Our production taxes as a percent of operating revenues for the current quarter and current nine months were 6.4% and 6.2%, respectively, and were comparable to the prior year quarter and prior year nine months of 6.4% for each respective period.

General and Administrative Expenses

For the current quarter, our General and Administrative (“G&A”) expenses totaled $1.3 million, which was $1.6 million, or approximately 55%, lower than the prior year quarter of $2.9 million. The $1.6 million expense reduction resulted primarily from lower payroll and benefits costs of $0.7 million, reduced stock-based compensation of $0.6 million, lower legal expenses of $0.2 million, reduced fees to our board of directors of $0.1 million, reduced office rent expense of $0.1 million and other costs reductions of $0.2 million.  Partially offsetting the expense reductions were employee severance expenses of $0.3 million.

For the current nine months, our G&A expenses totaled $5.4 million, which was $3.9 million lower than the prior year nine months of $9.3 million. The $3.9 million expense reduction resulted primarily from costs related to the terminated merger of $1.5 million, reduced stock-based compensation of $1.5 million, lower payroll and benefits costs of $1.1 million, reduced fees to our board of directors of $0.2 million and other costs reductions of $0.7 million. Partially offsetting the expense reductions were employee severance expenses of $0.5 million, litigation settlements of $0.4 million and increased office rent expense of $0.2 million.

The lower share-based compensation expense resulted from award forfeitures and reduced issuances of stock options and restricted stock. The reduced payroll and benefits costs resulted from workforce reductions which occurred during the current nine months, which eliminated 77% of our home office staff.  On an annualized basis, the workforce reductions are expected to reduce G&A expenses by approximately $1.5 million.  During September 2010, we reduced the size of our Board of Directors from six independent directors to two independent directors, which is expected to result in costs savings of approximately $0.4 million annually.  During December 2010, we paid $0.3 million for an office lease buyout of our home office lease located in Fort Worth, Texas.  During January 2011, we completed our move to our new home office location in Irving, Texas, which is expected to result in cost savings of $0.5 million annually.

Exploration Expense

During the current nine months, we had no exploration expense. During the prior year nine months, we recorded exploration expense of $5.0 million pertaining to the Nowata ASP Project. During December 2009, we finalized our performance analysis, which indicated the Nowata ASP Project did not result in increased oil production of significant quantities to be considered economically viable that would justify the recognition of proved reserves. Accordingly, at December 31, 2009, we recorded a $5.0 million pre-tax exploration expense.

Impairment of Long-Lived Assets

During the current nine months, we had no expense for impairment of long-lived assets.  During the prior year nine months, we wrote down $0.3 million of costs associated with the ASP facility used for the Nowata ASP Project.

Depletion and Depreciation

For the current quarter and current nine months, our depletion and depreciation expense was $1.1 million and $3.5 million, respectively, which is comparable to the prior year quarter and prior year nine months.  This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers. For the current quarter and current nine months, our depletion rate pertaining to our oil and gas properties was $11.24 and $11.28 per BOE, respectively, which is comparable to the prior year quarter and prior year nine months.

Interest Expense and Other

For the current quarter, we recorded interest expense of $1.4 million, an increase of $0.9 million as compared to the prior year quarter of $0.5 million. For the current nine months, we recorded interest expense of $5.2 million, an increase of $4.3 million as compared to the prior year nine months of $0.9 million. The increased interest expense for both the current quarter and current nine months is due to additional interest and fees due under the terms of the Credit Agreements.

The interest expense for the current quarter and current nine months was reduced by $0.1 million and $0.7 million, respectively, for interest cost that was capitalized to the waterflood projects discussed under the “Overview-Operating Activities Update.” The interest expense for the prior year quarter and prior year nine months was reduced by $0.5 million and $1.5 million, respectively, for capitalized interest costs.

Gain (Loss) on Commodity Derivatives

As discussed in Note 5 to our Consolidated Financial Statements, we have entered into financial contracts for our commodity derivatives and our interest rate swap. For the current quarter, the loss on commodity derivatives of $5.5 million consisted of an unrealized loss of $5.8 million and a realized gain of $0.3 million.  For the prior year quarter, the gain on commodity derivatives of $0.8 million consisted of an unrealized gain of $0.1 million and a realized gain of $0.7 million.

For the current nine months, the loss on commodity derivatives of $11.7 million consisted of an unrealized loss of $13.9 million and a realized gain of $2.2 million.  For the prior year nine months, the loss on commodity derivatives of $4.5 million consisted of an unrealized loss of $8.1 million and a realized gain of $3.6 million.

For the realization of settlements, if crude oil and natural gas NYMEX prices are lower than the fixed prices, we will be reimbursed by our counterparty for the difference between the NYMEX price and fixed price (i.e. realized gain). Conversely, if crude oil and natural gas NYMEX prices are higher than the fixed prices, we will pay our counterparty for the difference between the NYMEX price and fixed price (i.e. realized loss). By their nature, these commodity derivatives can have a highly volatile impact on our earnings. A ten percent change in the NYMEX prices for crude oil and natural gas that impact our commodity derivative instruments could affect our pre-tax earnings by approximately $3.4 million.

Effective April 1, 2011, we are subject to fixed price commodity swap contracts that fix the price we received for crude oil production of 700 barrels per day, based on West Texas Intermediate NYMEX prices at $75.90 from April 1, 2011 to December 31, 2011, and $77.25 for calendar year of 2012.  Since we will not benefit from NYMEX prices in excess of the fixed prices, this could adversely impact our operations and/or adversely affect our ability to pay our counterparty.

Loss on Sale of Equipment used in Oil and Gas Operations

During the current quarter, we sold certain non-essential equipment for $0.5 million, which resulted in a $1.0 million loss on the sale of this equipment.

Income Tax Benefit

For the current quarter, we had an income tax benefit of $2.5 million, and for the prior year quarter, we had tax expense of $0.4 million.  For the current nine months and prior year nine months, we had an income tax benefit of $6.9 and $5.6 million, respectively.  The tax amounts for the prior year quarter and prior year nine months included taxes related to discontinued operations as shown in Note 6 to our Consolidated Financial Statements. The higher amount of income tax benefits for the current quarter and current nine months, as compared to the respective prior year periods, is due to lower taxable income. The income tax rates for the current and prior year quarters were 36% and 28%, respectively.  The income tax rates for the current nine months and prior year nine months were 36% and 30%, respectively.

Income from Discontinued Operations

For the prior year quarter and prior year nine months, we had income from discontinued operations of $1.7 million and $2.1 million, respectively, due to our divestiture of the Certain Panhandle Properties, as discussed in Note 6 to our Consolidated Financial Statements.

Preferred Stock Dividend

The preferred stock dividend for the current quarter of $0.9 million was $0.4 million higher as compared to the prior year quarter.  The preferred stock dividend for the current nine months of $2.3 million was $0.9 million higher as compared to the prior year nine months.  The increase for both the current quarter and current nine months of $0.4 million and $0.9 million, respectively, is attributed to the amortization of issuance costs pertaining to the Preferred Stock.  The paid-in-kind and cash dividends are 59% and 41%, respectively.

On August 5, 2010, we entered into Consent and Forbearance Agreements with the lenders under our credit agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Series D Convertible Preferred Stock.  On September 24, 2010, subsequently updated on January 5, 2011, our lenders delivered Reservation of Rights Letters specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  During September 2010, we elected to suspend the quarterly dividend paid on the Preferred Stock beginning with the quarter ended September 30, 2010 and continued to suspend the quarterly dividend payment through the quarter ended March 31, 2011.  Dividends on the Preferred Stock are cumulative.  As of the date of the filing of this report, unpaid cumulative dividends on the Preferred Stock were $0.6 million.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.          Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded, as of March 31, 2011, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced several recent departures at our board of directors and executive levels, including the departure of five directors, our Chief Executive Officer, our Chief Financial Officer and our General Counsel.  Our future success is dependent on the personal efforts, performance and abilities of key management, including James R. Latimer, III, our new Chief Executive Officer and member of our board of directors, and Michael J. Ricketts, Senior Vice President and our Chief Financial Officer.  Each of these individuals are integral parts of our daily operations.  The further loss of any of our current officers could significantly impact our business until adequate replacements can be identified and put in place.

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

On September 24, 2010, the lenders under our credit agreements notified us, through the delivery of Reservation of Rights Letters, subsequently updated on January 5, 2011, that we had failed to timely comply with certain covenants in the Consent and Forbearance Agreements dated August 5, 2010 with such parties, and, as a result thereof, such Consent and Forbearance Agreements were terminated.  As of May 13, 2011, the lenders have taken no action subsequent to the delivery of these letters.  However, if our lenders declare the amounts owed under our credit agreements immediately due and payable, we are unsure of our ability to continue as a going concern.  We have not obtained any further waiver or forbearance from the lenders with respect to our credit agreements, and there is no guarantee that we will be able to obtain any waiver or forbearance in the future.

If we fail to meet continued listing standards of NYSE Amex, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

In order for our common stock to be eligible for continued listing on NYSE Amex, we must remain in compliance with certain listing standards. Among other things, these standards require that we remain current in our filings with the SEC and comply with certain provisions of the Sarbanes-Oxley Act of 2002. We received a notice on November 10, 2010 from the NYSE Amex LLC (the “Exchange”) specifying that we did not meet one of the Exchange’s continued listing standards in that we failed to hold our 2009 annual meeting of stockholders prior to June 30, 2010.  On December 9, 2010, we provided to the Exchange our plan to regain compliance with the continued listing standards by May 10, 2011.

On January 14, 2011, we received notification from the Exchange indicating that the Exchange has determined that we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards and therefore granted us an extension to regain compliance with the applicable listing standard by May 10, 2011.  On April 21, 2011, we held our Annual Meeting of Stockholders.  On April 25, 2011, we received a letter from the Exchange notifying us that the continued listing deficiency referenced above had been resolved.  As a result, the Company has achieved compliance with Section 704 of the AMEX Company Guide, and the Company’s common stock continues to trade on the Exchange. However, we cannot assure you that we will maintain compliance with NYSE Amex’s continued listing requirements in the future.  If we were to again become noncompliant with NYSE Amex’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price of our common stock. This is also a “triggering event” under our Preferred Stock which could cause the holders of our Preferred Stock to have the right to require us to redeem their Preferred Stock at a price of at least 125% of the $1,000 per share stated value of the Preferred Stock plus accrued dividends.

Item 3.  Defaults Upon Senior Securities.

On August 5, 2010, we entered into Forbearance Agreements with the lenders under our credit agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Preferred Stock.  On September 24, 2010, subsequently updated on January 5, 2011, our lenders delivered Reservation of Rights Letters specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  During September 2010, we elected to suspend the quarterly dividend paid on the Preferred Stock beginning with the quarter ended September 30, 2010 and continued to suspend the quarterly dividend payment through the quarters ended December 31, 2010 and March 31, 2011.  Dividends on the Preferred Stock are cumulative.  As of the date of the filing of this report, unpaid cumulative dividends on the Preferred Stock were $0.6 million.

Item 5. Other Information

On May 10, 2011, we entered into an amended and restated employment agreement (the “Agreement”) with Michael J. Ricketts, our Senior Vice President and Chief Financial Officer, that replaces and supersedes his existing employment agreement, originally executed on July 1, 2006 (as amended, the “Original Agreement”). The Agreement has an effective date of February 11, 2011 and, among other things, (i) extends the term of the Original Agreement from May 31, 2011 to December 31, 2012, (ii) consolidates the terms of the Original Agreement and its subsequent amendments, (iii) provides that Mr. Ricketts may terminate his employment for Good Reason (as defined in the Agreement) and (iv) sets forth the conditions precedent to our obligation to pay certain severance benefits to Mr. Ricketts.

The foregoing description of the Agreement is only a summary and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.134 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

CANO PETROLEUM, INC.

Date: May 13, 2011	By:	/s/ JAMES R. LATIMER, III
James R. Latimer, III
Chief Executive Officer

Date: May 13, 2011	By:	/s/ MICHAEL J. RICKETTS
Michael J. Ricketts
Senior Vice-President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.133+

Engagement Letter dated February 10, 2011 by and between Cano Petroleum, Inc. and Blackhill Partners LLC, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 16, 2011.

10.134+*	Amended and Restated Employment Agreement effective as of February 11, 2011 between the Company and Michael J. Ricketts.
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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