Form 10-K/A
period 2011-06-30
CANO PETROLEUM, INC
filed 2011-10-28
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-32496

Cano Petroleum, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0635673
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6500 North Belt Line Road, Suite 200
Irving, Texas	75063
(Address of principal executive offices)	(Zip Code)

(214) 687-0030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.0001 PER SHARE	NYSE AMEX

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

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of October 27, 2011, was 45,057,992 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K (the “Amendment”) to amend our Annual Report on Form 10-K for the year ended June 30, 2011, filed on October 20, 2011 (the “Original Form 10-K”), to include the information required by Part III of Form 10-K.  With the exception of the inclusion of information required by Part III of Form 10-K, no information contained in the Original Form 10-K has been changed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
James R. Latimer III	65	Chief Executive Officer and Director
John H. Homier	60	Chief Financial Officer and Secretary
Donald Niemiec	65	Chairman of the Board of Directors
Garrett Smith	50	Director

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

Background of Executive Officers and Directors

James R. Latimer III, Chief Executive Officer and Director.  Effective February 10, 2011, Mr. Latimer was appointed as Chief Executive Officer and to our Board of Directors pursuant to an Engagement Letter between us and Blackhill Partners LLC, a financial services firm that offers restructuring, investment banking and merchant banking services.  Mr. Latimer has served continuously as a Managing Director of Blackhill Partners LLC since 2001.  In addition, Mr. Latimer has headed Explore Horizons, Incorporated, a privately held oil and gas exploration and production company based in Dallas, Texas since 1993.  Previously, Mr. Latimer was co-head of the regional office of what is now Prudential Financial, Inc, a financial services firm.  He was a director of Prize Energy and its audit committee chairman from October 2000 until its acquisition by Magnum Hunter Resources in March 2002, and he continued as a director and audit committee chairman of Mangum Hunter until October 2004.  Mr. Latimer has served as a director of Enron Creditors Recovery Company (f/k/a Enron Corp.) from 2004 to the present.  He also has served as a director and audit committee chairman of NGP Capital Resources Company from 2004 to the present, and has served as a director of Cinco Resources since 2011.  In addition, Mr. Latimer’s prior experience includes senior executive positions with several private energy companies, consulting with the firm of McKinsey & Co. and service as an officer in the United States Army Signal Corps.  Mr. Latimer graduated with a B.A. in Economics from Yale University and an M.B.A. from Harvard University.  He has received the Chartered Financial Analyst and Certified Public Accountant designations.  Mr. Latimer was chosen to be a director because of his substantial experience with oil and gas exploration and production companies, including his experience with restructurings, and with investment banking and financial markets.

John H. Homier, Chief Financial Officer and Secretary.  Effective July 11, 2011, Mr. Homier was appointed Chief Financial Officer and Secretary.  From July 2004 to February 2011, he served as President and Chief Executive Officer of NGP Capital Resources Company, a Business Development Company focused on upstream oil and gas investments.  Prior to that, he developed and managed mezzanine oil and gas investment programs for Continental Bank, Bank of America, and Deutsche Bank.  Early in his career, he worked as a petroleum engineer with Exxon U.S.A. and served in the Civil Engineer Corps of the U.S. Navy.  He has an MBA from the University of Southern California and BS and MS degrees in engineering from Oklahoma State University and the University of California, Berkeley.  He holds registrations in petroleum and civil engineering and is a CFA charterholder.

Donald W. Niemiec, Chairman of the Board of Directors.  Mr. Niemiec was appointed to our Board of Directors on March 2, 2007, and on February 10, 2011, he was appointed Chairman of the Board of Directors.  From 1982 to 2000, Mr. Niemiec was employed in various capacities by Union Pacific Resources Group, Inc., including President of Union Pacific Fuels, Inc. and Vice President, Marketing & Corporate Development.  From 2000 to the present, he has served as President of WR Energy, LLC, a strategic consulting company for the energy industry.  Mr. Niemiec was chosen to be a director because of his extensive experience in the energy industry.

Garrett Smith, Director.  Mr. Smith was elected to our Board of Directors at our Annual Meeting of Stockholders on January 9, 2009.  Mr. Smith founded the Spinnerhawk Companies and certain affiliates, which make private investments in the energy, real estate and health care industries, in February 2005.  From December 2011 to December 2004, Mr. Smith

served as a member of the Investment Committee at BP Capital and as a portfolio manager of the BP Capital Energy Equity Fund.  BP Capital is a private investment firm that focuses on investments in the energy sectors.  Previously, Mr. Smith was Chief Financial Officer and Executive Vice President of Pioneer Natural Resources.  Mr. Smith currently serves as a member of the board of directors of The Hallwood Group Incorporated, Energy Coal Resources Inc., Fund America INVestment Corporation II, and previously served on the board of Pacific Energy Resources Limited.  Mr. Smith was chosen to be a director because of his experience in energy and financial matters as well as his tenures on other boards and their committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of change in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all such reports.  To our knowledge, all of our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements of Section 16(a) of the Exchange Act, except that the following persons failed to file, on a timely basis, the identified reports during the most recent fiscal year:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael J. Ricketts (Former Senior Vice President and Chief Financial Officer)	1 (Form 4)	1	—
S. Jeffrey Johnson (Former Chief Executive Officer and Chairman of the Board of Directors)	1 (Form 4)	1	—

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

Committees

The Audit Committee is composed of Messrs. Niemiec and Smith.  Mr. Smith has been the Chairman of the Audit Committee since September 29, 2010.  The Audit Committee held five meetings during Fiscal 2011.  No member of the Audit Committee may be an officer of Cano.  The Board of Directors has determined that each of the Audit Committee members is an independent director as required by the rules of the NYSE Amex (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act.  The principal responsibilities of the committee are described in the Audit Committee Charter.  The Audit Committee retains the firm of independent public accountants that annually audits our books and records.  The Audit Committee reviews the scope and results of the audit with the independent public accountants, as well as our accounting procedures, internal controls, accounting and financial reporting policies and practices, and makes reports and recommendations to the Board of Directors, as it deems appropriate.  The Audit Committee also conducts appropriate review and oversight over related party transactions.  The Board of Directors has determined that Garrett Smith, the Audit Committee Chairman, is the audit committee financial expert.

The Compensation Committee is composed of Messrs. Niemiec and Smith.  Mr. Niemiec has been the Chairman of the Compensation Committee since May 17, 2007.  The Compensation Committee held no  meetings during Fiscal 2011.  Each of the Compensation Committee members is an independent director as required by the rules of the NYSE Amex, an “outside director” as defined under Section 162(m) of the Code, and a “non-employee director” as defined under Section 16b-3 of the Exchange Act.  The Compensation Committee is responsible for reviewing and making recommendations to all the members of the Board of Directors that qualify as independent directors under the rules of the NYSE Amex (formerly known as the American Stock Exchange), “outside directors” under Section 162(m) of the Code and “non-employee directors” as defined under Section 16b-3 of the Exchange Act (the “Independent Board”) with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity based awards for the Chief Executive Officer and all other executive officers.

The Nominating and Corporate Governance Committee is composed of Messrs. Niemiec and Smith.  Mr. Niemiec has been the Chairman of the Nominating and Governance Committee since September 29, 2010.  The Nominating and Corporate Governance Committee held one meeting during Fiscal 2011.  Each of the Nominating and Corporate Governance Committee members is an independent director as required by the rules of the NYSE.  The Nominating and Corporate Governance Committee is responsible for overseeing matters of corporate governance, including the evaluation of the performance and practices of the Board of Directors.  This committee is also responsible for the search, screening and the selection process for new candidates for director and then for making recommendations to the Board of Directors regarding nominees.  The Nominating and Corporate Governance Committee is responsible for reviewing the overall skills and characteristics required of members of the Board of Directors, and providing the results of that review to the Board of Directors on an annual basis.  No material changes have been made to the procedures by which our stockholders may recommend nominees to the Board of Directors since we described the procedures in our proxy statement filed with the Securities Exchange Commission on December 3, 2008.

Item 11.  Executive Compensation.

2011 and 2010 Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by or paid to (i) James R. Latimer III, our Chief Executive Officer beginning February 11, 2011, for the fiscal year ended June 30, 2011 (“Fiscal 2011”), (ii) Michael J. Ricketts, our Senior Vice President and Chief Financial Officer beginning  July 1, 2010 through June 11, 2011, for Fiscal 2011 and for the year ended June 30, 2010 (“Fiscal 2010”), (iii) S. Jeffrey Johnson, our Chief Executive Officer and Chairman of the Board beginning July 1, 2010 through February 11, 2011, for Fiscal 2011 and Fiscal 2010 and (iv) Benjamin Daitch, our Senior Vice President and Chief Financial Officer beginning July 1, 2010 through November 30, 2010, for Fiscal 2011 and Fiscal 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(c)	Total ($)
James R. Latimer III	2011	—	—	—	—	—	—	—
Chief Executive Officer

Michael J. Ricketts	2011	194,850	—	6,100	—	—	8,489	209,439
Former Senior Vice President and former Chief Financial Officer	2010	187,000	25,000	19,100	—	—	8,480	239,580

S. Jeffrey Johnson	2011	386,103	—	27,450	—	—	14,047	434,269
Former Chief Executive Officer and former Chairman of the Board	2010	561,531	—	382,464	13,983	—	39,840	997,818

Benjamin Daitch	2011	112,500	—	—	—	—	126,303	238,803
Former Senior Vice President and former Chief Financial Officer	2010	250,000	—	256,185	—	—	7,244	513,429

(a)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2010 and Fiscal 2011 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For more details, see Note 10 of the Notes to the Consolidated Financial Statements.  The restricted stock was granted under our 2005 Long-Term Incentive Plan.  The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of vesting or the time of sale of the restricted stock.  There were no restricted stock issuances to the named executive officers during Fiscal 2011.

(b)           Amounts reported reflect the dollar amount required to be expensed for financial statement reporting purposes in Fiscal 2010 in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment” and includes awards granted in prior periods.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For more details, see Note 9 of the Notes to Consolidated Financial Statements.  All stock options were granted under our 2005 Long-Term Incentive Plan.  The ultimate amount realized may be significantly more or less than the amount shown depending on the price of our stock at the time of exercise.  There were no issuances of stock options to the named executive officers during Fiscal 2011.

(c)           For Mr. Johnson, “All Other Compensation” consists of the total of all car allowances, lunch/athletic club dues and country club dues we paid for on behalf of Mr. Johnson and all Company 401(K) contributions. For Mr. Ricketts, such amount consists of Company 401(K) contributions and lunch/athletic club dues.  For Mr. Daitch, such amount consists of Company 401(K) contributions, lunch/athletic club dues, and severance pay.

Discussion Regarding Summary Compensation Table

Base salary paid and the amount of cash bonuses/non-equity incentive plan compensation paid represented from 94% to 100% of the executive officers’ total compensation during Fiscal 2011 as represented in the Summary Compensation Table with the percentages being as follows:  Mr. Latimer — N/A,  Mr. Ricketts — 97%  Mr. Johnson — 94%, Mr. Daitch — 100%.

Engagement of Blackhill Partners LLC and Appointment of James R. Latimer III as Chief Executive Officer

On February 10, 2011, we executed an Engagement Letter with Blackhill Partners LLC (“Blackhill”), pursuant to which Blackhill will provide financial advisory and other consulting services to us in exchange for a retainer fee of $85,000, a monthly fee of $50,000 and a termination fee of $250,000 upon termination of Blackhill’s engagement for any reason other than gross negligence or willful misconduct.  Blackhill may terminate the engagement at any time with or without cause, upon thirty days’ prior written notice to us.  We may terminate the engagement at any time if our Board of Directors determines that Blackhill has engaged in gross negligence or willful misconduct or upon thirty days’ prior written notice to Blackhill.

In conjunction with the financial advisory services provided to us by Blackhill, we appointed James R. Latimer III, Managing Director of Blackhill, to serve as our Chief Executive Officer and as a member of our Board of Directors.  Mr. Latimer’s term as Chief Executive Officer of Cano will continue through the period of Blackhill’s engagement.  Mr. Latimer receives no compensation or benefits directly from us.

Consulting Agreement with John H. Homier

On July 11, 2011, we appointed John H. Homier as our Chief Financial Officer and Secretary and entered into a consulting agreement dated effective July 11, 2011, with Mr. Homier, pursuant to which Mr. Homier serves as our Chief Financial Officer and Secretary and provides other consulting services to us in exchange for a fee of $30,000 per month, paid monthly in advance, and advance payment of estimated expenses that Mr. Homier will incur in performing such services for us.  The term of the consulting agreement ends on June 30, 2012 and will be automatically extended for successive one-year terms, unless terminated by the death or disability of Mr. Homier or by Mr. Homier or us for any reason upon written notice to the other party.

Stock Incentive Plan.

We adopted the 2005 Cano Petroleum, Inc. Long Term Incentive Plan (the “Plan”) effective as of December 7, 2005 for the purpose of attracting and retaining the services of key employees, key consultants and outside directors of Cano and its subsidiaries and providing such persons with a proprietary interest in Cano through the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards.  An aggregate of 3,500,000 shares of common stock have been reserved for issuance under the Plan.  The Plan is administered by the Board of Directors.  Any employee, consultant or outside director of Cano or any subsidiary whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of Cano or any subsidiary is eligible to participate in the Plan; provided that only employees of Cano or any subsidiary shall be eligible to receive incentive stock options.  Awards may be granted at any time and from time to time as the Board of Directors or such committee designated by the Board of Directors  shall determine and shall be evidenced by an award agreement setting forth the award being granted, the total number of shares of common stock subject to the award(s), the option price (if applicable), the award period, the date of grant, and such other terms, provisions, limitations, and performance objectives, as are approved by the Board of Directors or appropriate committee, but not inconsistent with the Plan.  As of the date of this report, 729,828 shares of our common stock (net of forfeitures) and options to purchase 1,071,630 shares of our common stock (net of forfeitures) have been granted under the Plan.

Any dividends that are paid on our common stock are also payable on the restricted stock.  The executive officers have the right to vote all shares of restricted stock held by them.

Outstanding Equity Awards at June 30, 2011

As of June 30, 2011, there were no outstanding, unvested Stock Awards for any named executive officer of the Company.

The following table summarizes the total outstanding Option Awards as of June 30, 2011, held by named officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael J. Rickets	40,000	—	5.42	12/28/2016

(1)          Options vested in three equal annual installments of 13,333 shares each, with the first options vesting on December 28, 2007.

Michael J. Ricketts resigned from his positions at the Company effective June 20, 2011, and outstanding option awards held by Mr. Ricketts were forfeited on September 18, 2011, 90 days after the effective date of Mr. Ricketts’ resignation from the Company.

2011 Director Compensation

Name	Fees Earned or Paid in Cash (6)	Option Awards ($)(7)	Total ($)
Randall Boyd (1)	$17,500	$—	17,500
Robert L. Gaudin (2)	20,000	—	20,000
Donald W. Niemiec	81,000	—	81,000
William O. Powell (3)	22,000	—	22,000
Steven J. Pully (4)	13,500	—	13,500
Garrett Smith	86,000	—	86,000
David Wehlmann (5)	17,500	—	17,500

(1)          Resigned as a director on September 28, 2010.

(2)          Resigned as a director on September 29, 2010.

(3)          Resigned as a director on September 29, 2010.

(4)          Resigned as a director on August 6, 2010.

(5)          Resigned as a director on September 29, 2010.

(6)          Represents the amount of compensation earned and paid in cash during Fiscal 2011 for Board and committee service.

(7)          During Fiscal 2011, there were no Option Awards granted to the Directors of the Company.  At June 30, 2011, our directors held options exercisable into the following number of shares:  Mr. Niemiec — 70,833 shares and Mr. Smith — 10,244 shares.

Each non-employee director receives an annual cash retainer of $30,000.  Each non-employee director receives a cash payment of $1,000 for each Board of Directors meeting and Board of Directors committee meeting attended.  The Audit Committee Chairman receives an additional annual cash retainer of $18,000.  The Nominating and Corporate Governance Committee Chairman and Compensation Committee Chairman each receive an additional annual cash retainer of $10,000.

On June 28, 2007, we resolved that upon the resignation of any current member of the Board of Directors who is in good standing on the date of resignation, such member’s unvested stock options shall be vested and shall have the exercise period extended to 24 months after the date of resignation.  As of June 30, 2011, former Cano board members Gerald Haddock, Randall Boyd, Robert Gaudin, William Powell, Stephen Pully, and David Wehlmann had outstanding stock options of 50,000, 125,000, 70,833, 70,137, 5,788, and 50,000, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of October 27, 2011, with respect to the beneficial ownership of our outstanding common stock and outstanding Series D Convertible Preferred Stock by: (i) any beneficial holder of more than five (5%) percent of our outstanding common stock or outstanding Series D Convertible Preferred Stock; (ii) each of our named executive officers and directors; and (iii) our directors and executive officers as a group.  The Series D Convertible Preferred Stock votes on an as converted basis with our outstanding common stock with each of the 23,849 shares of Series D Convertible Preferred Stock having a stated value of $1,000 per share and a conversion price of $5.75 plus PIK dividends and dividends accrued since October 1, 2011.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  Unless known otherwise by us, the beneficial ownership information is based on the most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)		Percentage of Common Stock (1)	Preferred Stock Beneficially Owned (1)	Percentage of Preferred Stock (1)
James R. Latimer III	—		—	—	—
Michael J. Ricketts	294,121		*	—	—
Donald W. Niemiec	277,833	(2)	*	—	—
Garrett Smith	10,244	(3)	*	—	—
S. Jeffrey Johnson	1,764,676	(4)	3.9%	1,000	4.2%
Benjamin Daitch	132,367		*	—	—
All officers and directors as a group (6 persons)	2,479,241	(5)	5.5%	1,000	4.2%
Carlson Capital, L.P., Asgard Investment Corp. and Clint D. Carlson	4,181,598	(6)	9.3%	—	—
D. E. Shaw Laminar Portfolios, LLC	2,445,298	(7)	5.1%	10,005	42%
Trapeze Asset Management, Inc.	510,957	(8)	1.1%	2,938	12%
William Herbert Hunt Trust Estate	702,672	(9)	1.5%	2,875	12%
Kellogg Capital Group LLC	350,087	(10)	*	2,013	8%
Radcliffe SPC, Ltd.	350,087	(11)	*	2,013	8%
Investcorp Interlachen Multi-Strategy Master Fund Limited	306,487	(12)	*	1,254	5%
O’Connor Global Multi-Strategy Alpha Master Limited	218,087	(13)	*	1,254	5%

*                                         Less than 1%

(1)                                  Applicable percentage ownership is based on 45,057,992 shares of common stock outstanding as of October 27, 2011, and 23,849 shares of Series D Convertible Preferred Stock issued and outstanding as of October 27, 2011, plus, on an individual basis, the right of that individual to obtain common stock upon conversion of Series D Convertible Preferred Stock within 60 days of October 28, 2011.  On October 27, 2011, voting together with the common stock, the 23,849 shares of Series D Convertible Preferred Stock had the voting equivalent of 5,144,023 shares of our common stock based on a $5.75 conversion price plus PIK dividends and dividends accrued since October 1, 2011.

(2)                                  Includes 20,833 shares issuable upon exercise of outstanding stock options with an exercise price of $4.73 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $7.25 per share and 25,000 shares issuable upon exercise of outstanding stock options with an exercise price of $0.43 per share.

(3)                                  Includes 10,244 shares issuable upon exercise of outstanding stock options with an exercise price of $1.03 per share.

(4)                                  Includes 173,913 shares of common stock issuable within 60 days of October 28, 2011, upon conversion of 1,000 shares of Series D Convertible Preferred Stock.  On or about April 2, 2009, Mr. Johnson pledged 108,381 of his common shares and all 1,000 of his Series D Convertible Preferred shares as collateral for a loan to purchase his shares of Series D Convertible Preferred Stock.

(5)                                  Includes 81,077 shares currently issuable upon exercise of outstanding stock options

(6)                                  Carlson Capital, LP (“Carlson Capital”), Asgard Investment Corp. II (“Asgard II”), Asgard Investment Corp. (“Asgard”) and Clint D. Carlson (“Carlson”) have the power to vote and direct the disposition of (i) 133,351 shares owned by Black Diamond Offshore Ltd. (“Offshore”), (ii) 2,601,578 shares owned by Double Black Diamond Offshore Ltd. (“Double Offshore”), (iii) 1,273,158 shares owned by Black Diamond Relative Value Offshore, Ltd. (“Relative Value Offshore”) and (iv) 173,511shares  held in a managed account. Carlson is President of Asgard and Chief Executive Officer of Carlson Capital.  The principal business address of Carlson Capital, Asgard II, Asgard, and Carlson is 2100 McKinney Avenue, Suite 1800, Dallas, Texas.

(7)                                  Includes 2,445,298 shares of common stock issuable within 60 days of October 28, 2011, upon conversion of 10,005 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2011.  D.E. Shaw & Co., L.P., as investment adviser, has voting and investment control over the shares owned by D.E. Shaw Laminar Portfolios, L.L.C. Julius Gaudio, Eric Wepsic, Maximilian Stone and Anne Dinning, or their designees, exercise voting and investment control over the shares on D.E. Shaw & Co., L.P.’s behalf.  The address for each of the entities is 120 West 45 St., 39th Floor, New York, NY 10036.

(8)                                  Includes 510,957 shares of common stock currently issuable within 60 days of October 28, 2011, upon conversion of 2,938 shares of Series D Convertible Preferred Stock.  Trapeze Asset Management Inc. an investment adviser registered under the Investment Advisors Act of 1940, as amended, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients.  In its capacity as an investment adviser, Trapeze Asset Management Inc. is deemed to have beneficial ownership over 2,362 preferred shares, which are convertible within 60 days of October 28, 2011, into 410,783 shares of common stock.  Trapeze Capital Corp., a Canadian investment dealer, exercises sole investment discretion and voting power over the securities held by certain of its investment advisory clients.  In its capacity as an investment adviser, Trapeze Capital Corp. is deemed to have beneficial ownership over 576 preferred shares, which are convertible within 60 days of October 28, 2011, into 100,174 shares of common stock.  1346049 Ontario Limited controls each of Trapeze Asset Management Inc. and Trapeze Capital Corp. and exercises sole voting and dispositive power over the shares held by each of Trapeze Asset Management Inc. and Trapeze Capital Corp. Randall Abramson controls 1346049 Ontario Limited and exercises sole voting and dispositive power over the shares held by Trapeze Asset Management Inc. and Trapeze Capital Corp.  Each of Trapeze Asset Management Inc., Trapeze Capital Corp., 1346049 Ontario Limited and Randall Abramson disclaims beneficial ownership over securities owned by the directors and officers of Trapeze Asset Management Inc. and Trapeze Capital Corp., except to the extent that shares are held in discretionary investment accounts managed by Trapeze Asset Management Inc. or Trapeze Capital Corp.  Their address is 22 St. Clair Avenue East, 18th Floor, Toronto, ON M4T 253, Canada.

(9)                                  Includes 702,672 shares of common stock issuable within 60 days of October 28, 2011, upon conversion of 2,875 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2011.  Gage A. Pritchard, Sr., Trustee, has voting and dispositive power with regard to William Herbert Hunt Trust Estate.  Its address is 1601 Elm St., Suite 3400, Dallas, TX 75201.

(10)                            Includes 350,087 shares of common stock issuable within 60 days of October 28, 2011, upon conversion of 2,013 shares of Series D Convertible Preferred Stock.  Nicholas Cappelleri, Director of Finance & Operations, has voting and dispositive power with regard to Kellogg Capital Group LLC.  Its address is 55 Broadway, 4th Floor, New York, NY 10006.

(11)                            Includes 350,087 shares of common stock issuable within 60 days of October 28, 2011, upon conversion of 2,013 shares of Series D Convertible Preferred Stock.  Steven B. Katznelson, Manager Director of RGC Management Company, LLC, the manager of RG Capital Management, L.P., has voting and dispositive power with regard to Radcliffe SPC, Ltd.  Its address is 3 Bala Plaza — East, Suite 501, Bala Cynwyd, PA 19004.

(12)                            Includes 306,487 shares of common stock issuable within 60 days of October 28,2011, upon conversion of 1,254 shares of Series D Convertible Preferred Stock, including common stock attributable to the PIK dividend and dividends accrued since October 1, 2011.  Interlachen Capital Group, LP, Trustee has voting and dispositive power with regard to Investcorp Interclachen Multi-Strategy Master Fund Limited.  Its address is 800 Nicollet Mall, Suite 2500, Minneapolis, MN 55402.

(13)                            Includes 218,087 shares of common stock issuable within 60 days of October 28, 2011, upon conversion of 1,254 shares of Series D Convertible Preferred Stock.  O’Connor Global Multi-Strategy Alpha Master Limited, Trustee has voting and dispositive power with regard to O’Connor Global Multi-Strategy Alpha Master Limited.  Its address is 1 North Wacker Drive, Suite 3200, Chicago, Il 60606.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	690,715	$3.88	2,745,756
Equity compensation plans not approved by security holders (2)	75,000	4.04	—

Total	765,715	$3.90	2,745,756

(1)          As of October 27, 2011. The 2,745,756 shares available for future issuance are under the 2005 Long-Term Incentive Plan, which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards.

(2)          During our March 2005 Board of Directors meeting, the directors approved our 2005 Directors’ Stock Option Plan.  The purpose of the plan was to attract, retain and compensate highly qualified individuals who are not employees for service as members of the Board of Directors by providing them with competitive compensation and an ownership interest in our common stock.  The plan became effective on April 1, 2005 and was terminated by the Board of Directors in December 2005 except for the grants that had already been made pursuant to such plan.  At June 30, 2011, there were options outstanding exercisable into 25,000 shares under the Directors Stock Option Plan issued to Randall Boyd.  Each of these options has an exercise price of $4.13 per share.  The granted options vested on April 1, 2006 and expire on April 1, 2015.  Mr. Haddock, former board member, agreed to provide certain management and financial consulting services to us.  In consideration for such services, we granted Mr. Haddock options to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share.  Such options became exercisable six months from the grant date (the “Vest Date”) and expire ten years from the Vest Date, which is June 17, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since December 31, 2008, we have not been a participant in a transaction in which any related person had or will have a direct or indirect material interest.  Further, we are not a participant in any such proposed transaction.

Director Independence

The Board of Directors has determined that Messrs. Niemiec and Smith have met the independence requirements of the NYSE Amex (formerly known as the American Stock Exchange) and Rule 10A-3(b)(1)(ii) of the Exchange Act.  Further, no family relationships exist between any of the directors or executive officers.  There are no members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee that are not independent.

Item 14.  Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates L.L.P. for the audit of Cano’s consolidated financial statements as of and for the years ended June 30, 2010, and 2009, and for other services normally provided in connection with statutory filings applicable to those periods.  This table also reflects fees for other services.

	2011	2010
Audit Fees(1)	$206,644	$541,207
Audit-Related Fees(2)	16,221	3,873
Tax Fees(3)	34,275	14,700
All Other Fees	—	—
Total	$257,140	$559,780

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (3)      The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANO PETROLEUM, INC.

Date: October 28, 2011	By:	/s/ JAMES R. LATIMER III
James R. Latimer III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 28, 2011	By:	/s/ JOHN H. HOMIER
John H. Homier Chief Financial Officer and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ S. DONALD W. NIEMIEC	Chairman of the Board	October 28, 2011
Donald W. Niemiec

/s/ GARRETT SMITH	Director	October 28, 2011
Garrett Smith

/s/ JAMES R. LATIMER III	Director	October 28, 2011
James R. Latimer III

INDEX TO EXHIBITS

Exhibit Number	Description
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

99.1*	Report of Haas Petroleum Engineering Services, Inc.

*	Previously filed on October 20, 2011 as an exhibit to our original Annual Report on Form 10-K.

**	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.