Form 10-Q
period 2011-09-30
CANO PETROLEUM, INC
filed 2012-02-03
CIK 1253710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of February 3, 2012 was 45,057,992 shares.

EXPLANATORY NOTE

On December 13, 2011, Hein & Associates LLP (“Hein”) notified us that it was resigning as our independent accounting firm, effective immediately.  At the time of Hein’s resignation, we had no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  See Note 12 — “Subsequent Events.”  We have not engaged a successor independent accounting firm.

As a result of Hein’s resignation, the accompanying unaudited  and unreviewed interim financial statements and notes thereto for the quarterly period ended September 30, 2011 have not been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as required by Rule 10-01(d) of Regulation S-X (“Rule 10-01(d)”) promulgated under the Securities Act of 1934, as amended (the “Exchange Act”).    We may not be considered current in our filings under the Exchange Act until we file an amendment to this report that contains financial statements that have been reviewed in compliance with the requirements of Rule 10-01(d).  We are evaluating the impact of filing a deficient Form 10-Q due to lack of review by an independent registered public accounting firm on our covenants under our contractual commitments and our compliance with applicable securities laws.

As a result of the incomplete information included in this quarterly report on Form 10-Q, any decision you make to purchase, hold or sell our common stock may not be based on complete, current information about the Company.  The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition.  You should carefully consider those risks, in addition to the other information in this quarterly report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANO PETROLEUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and Unreviewed)

	September 30,	June 30,
In Thousands, Except Shares and Per Share Amounts	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$533	$1,694
Accounts receivable	1,656	2,300
Derivative assets	—	—
Deferred tax asset	—	—
Inventory and other current assets	1,554	694
Total current assets	3,743	4,688

Oil and gas properties, successful efforts method	295,460	295,560
Less accumulated depletion and depreciation	(236,863)	(235,997)
Net oil and gas properties	58,597	59,563

Fixed assets and other, net	928	1,085
Goodwill	101	101
TOTAL ASSETS	$63,369	$65,437

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,726	$4,005
Accrued liabilities	5,488	4,901
Royalties and other oil and gas sales payable	1,010	1,009
Derivative liabilities	—	5,292
Debt (Note 3)	70,101	66,450
Series D convertible preferred stock and cumulative paid-in-kind dividends; par value $.0001 per share, stated value $1,000 per share; 49,116 shares authorized; 23,849 issued at September 30, 2011; liquidation preference at September 30, 2011 of $29.5 million	29,492	28,898
Current portion of asset retirement obligations	237	208
Total current liabilities	110,054	110,763
Long-term liabilities
Asset retirement obligations	4,593	4,487
Derivative liabilities	—	2,602
Deferred tax liabilities and other	1,610	950
Total liabilities	116,257	118,802

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $.0001 per share; 100,000,000 authorized; 47,057,992 and 45,354,915 shares issued and outstanding, respectively, at September 30, 2011.	5	5
Additional paid-in capital	189,900	189,916
Accumulated deficit	(242,096)	(242,589)
Treasury stock, at cost; 1,703,077 shares	(697)	(697)
Total stockholders’ equity/ (deficit)	(52,888)	(53,365)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$63,369	$65,437

See accompanying notes to these unaudited and unreviewed financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and Unreviewed)

	Three Months Ended
	September 30,
In Thousands, Except Per Share Data	2011	2010
Operating Revenues:
Crude oil sales	$4,691	$5,361
Natural gas sales	969	883
Total operating revenues	5,660	6,244

Operating Expenses:
Lease operating	3,046	3,307
Production and ad valorem taxes	331	454
General and administrative	1,461	2,580
Exploration expense	—	—
Impairment of long-lived assets	—	—
Depletion and depreciation	966	1,343
Accretion of discount on asset retirement obligations	134	80
Total operating expenses	5,938	7,764

Income (loss) from operations	(278)	(1,520)
Other income (expense):
Interest expense and other	(1,393)	(2,737)
(Gain)/ Loss on sale of equipment used in oil and gas operations	—	—
Gain (loss) on derivatives	3,609	(2,718)
Total other income (expense)	2,216	(5,455)

Profit/ (loss) from continuing operations before income taxes	1,937	(6,975)
Deferred income tax (expense)/ benefit	(659)	2,407
Profit/ (loss) from continuing operations	1,278	(4,568)
Income from discontinued operations, net of related taxes	—	—
Net income/ (loss)	1,278	(4,568)
Preferred stock dividend	(785)	(470)
Net profit/ (loss) applicable to common stock	$493	$(5,038)

Net profit/ (loss) per share - basic and diluted
Continuing operations	$0.01	$(0.11)
Discontinued operations	—	—
Net profit/ (loss) per share - basic and diluted	$0.01	$(0.11)

Weighted average common shares outstanding
Basic and Diluted	45,355	45,443

See accompanying notes to these unaudited and unreviewed financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHODLERS’ EQUITY

JUNE 30, 2011 THROUGH SEPTEMBER 30, 2011

(Unaudited and Unreviewed)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
Dollar Amounts in Thousands	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at June 30, 2011	47,057,992	$5	$189,916	$(242,589)	1,703,077	$(697)	$(53,365)

Forfeiture and surrender of stock awards	—	—	—	—	—	—	—

Stock-based compensation expense	—	—	(16)	—	—	—	(16)

Net proceeds from issuance of common shares		—	—	—	—	—	—

Preferred stock dividend	—	—	—	(785)	—	—	(785)

Net profit	—	—	—	1,278	—	—	1,279

Balance at September 30, 2011	47,057,992	$5	$189,900	$(242,096)	1,703,077	$(697)	$(52,886)

See accompanying notes to these unaudited and unreviewed financial statements

CANO PETROLEUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Unreviewed)

	Three Months Ended September 30,
Dollar Amounts in Thousands	2011	2010
Cash flow from operating activities:
Net profit	$1,279	$(4,568)
Adjustments needed to reconcile net profit to net cash provided by (used in) operations:
Gain on derivatives	(4,244)	4,359
Loss on sale of equipment used in oil and gas operations	—	—
Gain on sale of oil and gas properties	—	50
Settlement of asset retirement obligations	—	—
Accretion of discount on asset retirement obligations	134	80
Depletion and depreciation	966	1,343
Exploration expense	—	—
Impairment of long-lived assets	—	—
Stock-based compensation expense	(15)	23
Deferred income tax expense	659	(2,407)
Amortization of debt issuance costs and prepaid expenses	877	952

Changes in assets and liabilities relating to operations:
Accounts receivable	644	289
Derivative assets	—	(241)
Inventory and other current assets and liabilities	(1,498)	(38)
Accounts payable	(279)	(214)
Accrued liabilities	214	2,612
Net cash provided by (used in) operations	(1,263)	2,240

Cash flow from investing activities:
Additions to oil and gas properties, fixed assets and other	—	(1,355)
Proceeds from sale of oil and gas properties	—	—
Proceeds from sale of equipment used in oil and gas operations	100	—
Net cash used in investing activities	100	(1,355)

Cash flow from financing activities:
Repayments of long-term debt	—	(550)
Borrowings of long-term debt	—	550
Proceeds from issuance of common stock, net	—	2
Payment of preferred stock dividend	—	—
Net cash provided by financing activities	—	2

Net increase in cash and cash equivalents	(1,162)	887
Cash and cash equivalents at beginning of period	1,694	300
Cash and cash equivalents at end of period	$532	$1,187

Supplemental disclosure of noncash transactions:
Payments of preferred stock dividend in kind	$278	$278

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$215	$716

See accompanying notes to these unaudited and unreviewed financial statements

CANO PETROLEUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND USE OF ESTIMATES

Consolidation, Basis of Presentation and Use of Estimates

These interim consolidated financial statements are unaudited and unreviewed and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Certain prior-period balances in the consolidated financial statements have been reclassified to correspond with current year classifications.  Results for interim periods are not necessarily indicative of results to be expected for a full year due in part, but not limited to, the volatility in prices for crude oil and natural gas, future prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of events, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of waterflooding and enhanced oil recovery techniques. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

On December 13, 2011, Hein & Associates LLP (“Hein”) notified us that it was resigning as our independent accounting firm, effective immediately.  As a result, these interim financial statements and notes are unaudited and unreviewed and have not been reviewed by an independent public accountant, as required by Rule 10-01(d) of Regulation S-X, promulgated under the Exchange Act.  We believe that they contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

New Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. We do not believe that pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended June 30, 2011.

2. LIQUIDITY / GOING CONCERN / STRATEGIC ALTERNATIVES

Due to our current financial condition, including a history of continued losses, defaults under our loan agreements and our Series D Preferred Stock, no available borrowing capacity, constrained cash flow and negative working capital, and limited to no access to additional capital, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2011, we had cash and cash equivalents of $0.5 million.  We had negative working capital of $106.3 million, which includes $70.1 million of long-term debt that was shown as a current liability and $29.5 million of our Series D Preferred Stock, which was redeemable in cash on September 6, 2011.  For the three month period ended September 30, 2011, we had cash flow used in operations of $1.3 million.

We are reviewing strategic alternatives, which include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations,  and bankruptcy.  We continue to focus on cost reduction efforts to improve both our profitability and cash flow from operations.

On August 31, 2011, we failed to make a required payment of interest under our Amended and Restated Credit Agreement (“ARCA”).  Our failure to make such payment of interest constituted an Event of Default under the ARCA and our Subordinated Credit Agreement (“SCA”), for which the lenders under such credit agreements may terminate their obligation to extend credit to us and declare all amounts payable under the ARCA and the SCA due and payable in full.  Additionally, under both the ARCA and SCA, we were not in compliance with the covenants relating to our current ratio, leverage ratio and interest coverage ratio for the quarter ended September 30, 2011.  On September 23, 2011, our lenders delivered to us another set of reservation of rights letters with respect to our defaults under the ARCA and the SCA.  As of February 3, 2012, our lenders have taken no definitive actions associated with our defaults under the ARCA and the SCA.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As discussed in Note 3 to our Consolidated Financial Statements, we currently have no available borrowing capacity under the ARCA or SCA.

We were obligated to redeem the Preferred Stock that remained outstanding on September 6, 2011 for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued dividends and PIK dividends.  However, the subordination provisions of the Preferred Stock prohibit us from redeeming the Preferred Stock while we are in default under the ARCA.  As a result of our defaults under the ARCA and the SCA, we were not able to redeem the outstanding Preferred Stock as of its maturity date.  Without successfully implementing one of our strategic alternatives, we do not expect to be able to cure our defaults under the ARCA and the SCA any time in the foreseeable future.  Accordingly, we do not expect to be able to redeem our outstanding Preferred Stock in the foreseeable future.

As of September 30, 2011, we had no commodity or interest rate derivative arrangements.  As discussed in Note 5 to our Consolidated Financial Statements, we terminated commodity and interest rate derivative arrangements during the quarter ended September 30, 2011.  The amounts due as a result of those terminations have become senior obligations of the Company in addition to amounts owed under the ARCA.

In our areas of operation, we are subject to periodic review by federal and state authorities to ensure we can finance the eventual plugging and abandoning of inactive wells.  Due to our current liquidity constraints, an acceleration of the plugging and abandoning or bonding requirements could have a material adverse impact on our operations.

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

3. DEBT

At September 30, 2011, the outstanding amount due under our credit agreements was $70.1 million.  The $70.1 million consisted of outstanding borrowings under the amended and restated credit agreement (the “ARCA”) and the subordinated credit agreement (the “SCA”) of $51.5 million and $15.0 million, respectively.  It also included termination costs for commodity derivative and interest rate hedges.  On August 22, 2011, our commodity hedges with the lenders were terminated at a cost of $3.65 million.  On September 9, 2011, our interest rate hedge with the lenders was terminated at a cost of $145,500.  Both of these amounts have become senior obligations of the Company in addition to the amounts owed under the ARCA.  In addition, we have accrued but unpaid interest expense, including default interest of 3% for the ARCA and 2% for the SCA, and fees associated with our defaults under the ARCA and SCA of $3.0 million and $0.9 million for the ARCA and SCA, respectively.

At June 30, 2011, the average interest rates charged by the lenders under the ARCA and SCA were 2.94% and 6.11%, respectively, before the addition of default interest and fees associated with our defaults under the ARCA and SCA.  As of September 12, 2011, we received notice from the agent for the ARCA that the outstanding Libor based loan advances under the ARCA will be converted to prime based advances as they mature.  As of September 30, 2011, interest rate for the prime based advances under the ARCA was 4.875%.

The Company has no borrowing capacity under either the ARCA or SCA.

On September 24, 2010, our lenders delivered Reservation of Rights Letters (“Letters”), subsequently updated on January 5, 2011, and September 23, 2011.    On August 31, 2011, we failed to make a required payment of interest under the ARCA.  Our failure to make such payment of interest constituted an Event of Default under the ARCA and the SCA, for which the lenders under such credit agreements may terminate their obligation to extend credit to us and declare all amounts payable under the ARCA and the SCA due and payable in full.  We have not received any notice from the lenders with respect to the exercise of their respective rights, including any right to accelerate the amounts payable by us.  We continue to work with our lenders and advisors as we consider strategic alternatives.

We have recorded all additional interest and fees due under the terms of the Credit Agreements of $3.9 million in accrued liabilities on our consolidated balance sheet and in interest expense on consolidated statement of operations as of September 30, 2011.  We have also recorded additional interest expense associated with the accelerated amortization of deferred financing costs of $0.2 million applicable to the Credit Agreements, and accounting and legal expense incurred by our lenders of $0.2 million.

4. PREFERRED STOCK

The Preferred Stock has a 7.875% dividend and features a paid-in-kind (“PIK”) provision that allows the investor, at its option, to receive additional shares of common stock upon conversion for the dividend in lieu of a cash dividend payment.  Once the investor has chosen the PIK or cash distribution option, all future distributions follow the same choice.  As of September 30, 2011, approximately 53% of the Preferred Stock dividends were PIK.  The Preferred Stock is convertible at the holder’s option to common stock at a price of $5.75 per share.  We were obligated to redeem the Preferred Stock that remained outstanding on September 6, 2011for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued dividends and PIK dividends.  However, the subordination provisions of the Preferred Stock prohibit us from redeeming the Preferred Stock while we are in default under the ACRA.  As a result of our defaults under the ACRA and the SCA, we were not able to redeem the outstanding Preferred Stock as of its maturity date.  Without successfully implementing one of our strategic alternatives or restructuring our existing indebtedness, we do not expect to be able to cure our defaults under the ACRA and the SCA any time in the foreseeable future.  Accordingly, we do not expect to be able to redeem our outstanding Preferred Stock in the foreseeable future.  The issuance of Preferred Stock has previously been accounted for as temporary equity since the holders could, subject to limitations of the subordination provisions, request redemption for cash under certain circumstances.  As a result of our failure to redeem the Preferred Stock that remained outstanding on September 6, 2011 and our continuing defaults under the ACRA and the SCA, the holders of our Preferred Stock have the option to require us to redeem all or a portion of the Preferred Stock at a price per share equal to the greater of (i) 125% of the Conversion Amount and (ii) the product of (A) the Conversion Rate in effect at such time and (B) the greater of the Closing Sale Price of the Common Stock on the Trading Day immediately preceding such Triggering Event, the Closing Sale Price of the Common Stock on the day immediately following such Triggering Event and the Closing Sale Price of the Common Stock on the date the Holder delivers the notice of redemption at the Holder’s option, in all cases, as such terms are defined in the Certificate of Designations, Preferences and Rights of the Preferred Stock.  The Preferred Stock is now accounted for as a current liability, since it has passed its maturity and the holders may, subject to limitations of the subordination provisions, request redemption for cash.

The subordination provisions of the Preferred Stock prohibit us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Preferred Stock while we are in default under the ACRA and the SCAs.  As of September 30, 2011, we have not remitted cash dividend payments for the Preferred Stock of $0.8 million for the three-month period ending September 30, 2011.  As of September 30, 2011, the unpaid cash dividend of $0.8 million is included in accrued liabilities reported in our consolidated balance sheets.  Due to the non-payment of the cash dividends, along with the fact that the Preferred Stock is redeemable for cash as of September 6, 2011, our Preferred Stock has been reclassified from Temporary Equity to a current liability of $29.5 million on our consolidated balance sheet.  During the three-month period ended September 30, 2011, issuance costs of $0.3 million were amortized in preferred stock dividend.  There have been no dividend payments in cash or redemptions of Preferred Stock during the three-month period ended September 30, 2011 or at any time from September 30, 2011 through February 3, 2012.

5. DERIVATIVES

As of September 30, 2011, we had no commodity or interest rate derivative or swap arrangements.

Commodity Derivatives

From time to time, we have maintained commodity derivative contracts.  We have entered into commodity derivative contracts to partially mitigate the risk associated with extreme fluctuations of prices for our crude oil and natural gas sales.  We have no obligation to enter into commodity derivative contracts in the future.   Should we choose to enter into commodity derivative contracts to mitigate future price risk, we are prohibited under the ARCA from entering into contracts for greater than 85% of anticipated production volumes attributable to Proven Reserves during the period such hedge arrangement is in effect.

On September 11, 2009, we entered into two fixed price commodity swap contracts with Natixis as our counterparty, which is one of our senior lenders under the ARCA. The fixed price swaps were based on West Texas Intermediate NYMEX prices and are summarized in the table below.

Time Period	Fixed Oil Price	Barrels Per Day
4/1/11 - 12/31/11	$75.90	700
1/1/12 - 12/31/12	$77.25	700

On August 22, 2011, we executed a mutual termination letter with Natixis providing for the termination of the two fixed price commodity swaps.  In connection with the termination of the commodity swap transactions, we must pay $3.65 million to Natixis. This amount has become a senior obligation of the Company in addition to amounts owed under the ARCA.

Interest Rate Swap Agreement

On January 12, 2009, we entered into a three-year LIBOR interest rate basis swap contract with Natixis Financial Products, Inc. (“Natixis FPI”) for $20.0 million in notional exposure. We entered into the interest rate swap contract to partially mitigate the risk associated with rising interest rates.  Under the terms of the transaction, we agreed to pay Natixis FPI, in three-month intervals, a fixed rate of 1.73% and Natixis FPI agreed to pay Cano the prevailing three-month LIBOR rate.

On September 9, 2011, we executed a mutual termination letter with Natixis FPI providing for the termination of the interest rate swap agreement.  In connection with the termination of the interest rate swap, we must pay $145,500 to Natixis. This amount has become a senior obligation of the Company in addition to amounts owed under the ARCA.

Financial Statement Impact

On August 22, 2011 and September 9, 2011, we terminated our fixed price commodity swap contract with Natixis and interest rate swap contract with Natixis FPIhedge at costs of $3.65 million and $0.1 million, respectively, creating realized losses for those amounts.  The mark to market valuations for those hedges for June 2011 were reversed upon their termination, creating unrealized book gains of $7.7 million and $0.2 million for the commodity hedge and interest rate hedge, respectively.  As of September 30, 2011, the net gain on the commodity hedge and interest rate hedge was $3.6 million and less than $0.1 million, respectively.

During the three-month periods ended September 30, 2011 and 2010, respectively, the gain (loss) on derivatives reported is reported in a separate caption on our consolidated statements of operations and is summarized as follows:

	Location of Gain	Three- Month Period Ended September 30,
	(Loss) Derivative	2011	2010
Settlements received/accrued on commodity derivatives	Other income (expense)	$(466)	$904
Settlements received on sale/termination of commodity derivatives	Other income (expense)	(3,651)	800
Settlements paid/accrued on interest rate swap	Other income (expense)	(24)	(63)
Settlements received on termination of interest rate swap	Other income (expense)	(146)	—
Realized gain (loss) on derivatives	Other income (expense)	(4,287)	1,641
Unrealized gain (loss) on commodity derivatives	Other income (expense)	7,697	(4,332)
Unrealized gain (loss) on interest rate swap	Other income (expense)	198	(27)
Gain (Loss) on derivatives	Other income (expense)	$3,609	$(2,718)

The realized gain (loss) on derivatives consists of actual cash settlements under our commodity collars and interest rate swap derivatives during the respective periods, the sale of certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million on August 10, 2010 pursuant to the Forbearance Agreements, the termination of the Natixis commodity swaps on August 22, 2011, and the termination of the Natixis FPI interest rate swap agreement on September 9, 2011.

The cash settlements received/accrued by us under commodity derivatives were cumulative monthly payments due to us when the NYMEX natural gas and crude oil prices were lower than the floor prices or swap prices set for the respective time periods plus realized gains from the sale of commodity derivative contracts as previously discussed.

The cash settlements paid/accrued by us under commodity derivatives were cumulative monthly payments due to our counterparty when the NYMEX crude oil and natural gas prices were higher than the ceiling prices or swap prices set for the respective time periods.

The cash settlements paid/accrued by us under the interest rate swap were quarterly payments to our counterparty because the actual three-month LIBOR interest rate was lower than the fixed 1.73% rate we pay to the counterparty.

The cash flows relating to the derivative instrument settlements that are due, but not cash settled, are reflected in operating activities on our consolidated statements of cash flows as changes to current liabilities. At September 30, 2011, we had no amounts receivable from our counterparty included in accounts receivable on our consolidated balance sheet.   At September 30, 2010, we had recorded a $0.2 million receivable from our counterparty included in accounts receivable on our consolidated balance sheet.

For outstanding commodity derivatives contracts, the unrealized gain (loss) represents estimated future settlements under these commodity derivatives and is based on mark-to-market valuation based on assumptions of forward prices, volatility and the time value of money as discussed below. We compared our internally derived valuation to our counterparties’ independently derived valuation to further validate our mark-to-market valuation.

For outstanding interest rate swap contracts, the unrealized gain (loss) represents estimated future settlements under these interest rate swap agreements and is based on a mark-to-market valuation based on assumptions of interest rates, volatility and the time value of money as discussed below.

As of September 30, 2011, we had no commodity or interest rate derivative or swap arrangements.

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

The estimated fair value of derivatives included in the consolidated balance sheet at September 30, 2011 is zero.

The following table shows the reconciliation of changes in the fair value of the net derivative assets classified as Level 2 and 3, respectively, in the fair value hierarchy for the three months ended September 30, 2011 (in thousands).

In thousands	Total Net Derivative Assets (Liabilities)
Balance at June 30, 2011	$(7,895)
Unrealized gain (loss) on derivatives	7,895
Realized gain (loss) on derivatives	(4,287)
Settlements, net	4,287
Balance at September 30, 2011	$—

The change from net derivative liabilities from $7.9  million at June 30, 2011 to no net derivative liabilities or assets at September 30, 2011 is attributable to the decreases in crude oil futures prices and settlements that occurred during the three-month period and to the termination of the fixed price commodity swap contract and interest rate swap contract on August 22, 2011 and September 9, 2011, respectively.  The zero balance at September 30, 2011 is indicative of the fact that we had no commodity or interest rate swap arrangements in place at that time.  Subsequent to September 30, 2011, we have not entered into any new commodity or interest rate swap arrangements.

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2011		June 30, 2011		September 30, 2011		June 30, 2011
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity derivative contracts	Derivatives — current	$—	Derivatives — current	$—	Derivatives — current	$—	Derivatives — current	$(5,095)
Commodity derivative contracts	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives — noncurrent	(2,602)
Interest rate swaps	Derivatives — current	—	Derivatives — current	—	Derivatives — current	—	Derivatives — current	(198)
Interest rate swaps	Derivatives — noncurrent	—	Derivatives — noncurrent	—	Derivatives - noncurrent	—	Derivatives - noncurrent	—
Total derivatives not designated as hedging instruments		$—		$—		$—		$(7,895)
Total derivatives designated as hedging instruments		$—		$—		$—		$—
Total derivatives		$—		$—		$—		$(7,895)

6. DISCONTINUED OPERATIONS

We had no Discontinued Operations for the three month periods ended September 30, 2011 and September 30, 2010.

7. STOCK OPTIONS

During the three month period ended September 30, 2011, we did not grant additional stock options.  A summary of outstanding options as of September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2011	1,071,630	$4.45
Options exercised	—	—
Options forfeited	(355,502)	5.33
Outstanding at September 30, 2011	716,128	$4.01

Based on our closing stock price of $0.16 at September 30, 2011, the options outstanding and exercisable have no intrinsic value.

Total options exercisable at September 30, 2011 amounted to 716,128 shares and had a weighted average exercise price of $4.01. Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

For the three-month period ended September 30, 2011, we recorded a credit to stock compensation expense of $16,000, primarily due to forfeitures.  For the three-month period ended September 30, 2010, we recorded a credit to stock-based compensation expense of $0.1 million, primarily due to adjusting expense for the vesting of the estimated fair value of the options granted to our directors and employees.

8. DEFERRED COMPENSATION

As of September 30, 2011, we had no non-vested share awards to employees pursuant to our 2005 Long-Term Incentive Plan.   No shares were vested or forfeited or surrendered during the three month period ending September 30, 2011.

9.  INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax provisions.  As of September 30, 2011, we had a net operating loss (“NOL”) carry-forwards for tax purposes of approximately $116.4 million.  These NOLs principally expire between 2024 and 2030.  A total of $2.2 million of these NOL carry-forwards will be unavailable to offset future taxable income due to limitations from a change in ownership (as defined in Section 382 of the internal Revenue Service code) that occurred as a result of our merger in May 2004.  As such, we have previously established a valuation allowance on deferred tax assets of $0.8 million at June 30, 2010.  Further, based on our continued net losses and our judgment about the Company’s ability to generate taxable income in future years, we have established a valuation allowance on deferred tax assets of $56.3 million at June 30, 2011.   For the quarter ending September 30, 2011, our deferred tax liability increased by $0.7 million.

10. NET INCOME/LOSS PER COMMON SHARE

Basic net income/loss per common share is computed by dividing the net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying stock options, the preferred stock and paid-in-kind (“PIK”) dividends on an “as-converted” basis.

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three month periods ended September 30, 2011 and 2010, as their effects would have been anti-dilutive.

	September 30,
	2011	2010
Stock options	716,128	1,185,314
Preferred stock	4,147,652	4,147,652
PIK dividends	981,314	787,740

11. COMMITMENTS AND CONTINGENCIES

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

Resaca Claim

Cano Petroleum v. Resaca Exploitation — Cause Number 236-247875-10 pending in the 236th Judicial District Court of Tarrant County.  This litigation involves the interpretation of Section 7.6 of the Merger Agreement between Cano and Resaca Exploitation, Inc. (“Resaca”).  Despite the fact that Section 7.6 of the Merger Agreement states that “[e]xpenses shall exclude all fees and expenses of outside counsel, accountant, financing sources, investment bankers, experts and consultants to any party hereto and its affiliates incurred by such party or on its behalf in connection with or related to the due diligence, authorization, preparation, negotiation, execution or performance of this Agreement”, Resaca has taken the position that all of the expenses and attorney’s fees that Resaca incurred as a result of the failed merger are reimbursable.  Cano’s position is that the parties only agreed to share all reasonable out-of-pocket expenses related to the preparation, printing, filing and mailing of the registration statement on Form S-4 covering the Resaca shares that would have been issued to Cano stockholders in the merger, the Proxy/Prospectus, the Resaca Proxy statements relating to the meetings at which the stockholders of Cano and Resaca voted to approve the merger, the solicitation of stockholder approvals and requisite HSR filings (subject to reasonable documentation).  On September 2, 2010, Cano filed an action against Resaca in the Tarrant County District Court seeking a declaratory judgment to clarify the scope and determine the amount of any expenses that are reimbursable under Section 7.6 of the Merger Agreement.  On December 16, 2010, the presiding District Court judge denied Resaca’s request to transfer the venue.  On January 19, 2011, Resaca filed a Motion for Partial Summary Judgment to seek reimbursement of certain merger-related expenses totaling approximately $1.1 million, for which Cano’s 50% portion would be approximately $542,000. On April 14, 2011, the presiding judge denied Resaca’s request for Partial Summary Judgment.  Mediation on July 13, 2011, did not resolve the matter.  Following the mediation, there have not been any significant developments in the case.  Based on our knowledge and judgment of the facts as of February 3, 2012, our financial statements dated September 30, 2011 present fairly the effect of the actual and the anticipated future costs to resolve this matter.

Greenhaw Litigation

On August 14, 2009, Chimo Properties, Ltd. and Morris R. Greenhaw sued Square One Energy, Inc., our subsidiary, in the 91st District Court Eastland County, Texas, alleging that Square One Energy, Inc. conducted its oil and gas operations negligently, resulting in surface damages to the plaintiffs’ ranch.  The plaintiffs were seeking money damages of approximately $1.6 million from us and our insurers.  A final settlement has been reached and implemented.    Based on our knowledge and judgment of the facts as of February 3, 2012, our financial statements dated September 30, 2011, present fairly the effect of the actual and the anticipated future costs to resolve this matter.

Johnson Wage Claim

On August 19, 2011, Jeffrey Johnson, our former Chief Executive Officer, filed an administrative wage claim against us with the Texas Workforce Commission (“TWC”).  In the claim, Johnson requested $643,574.06 in (1) unpaid severance and car allowance payments allegedly due under his employment agreement, (2) payment for accrued unused vacation since 2006 allegedly due under his employment agreement, (3) unpaid health care coverage premiums for six months allegedly due under his employment agreement, and (4) statutory interest.  We filed a response to the TWC on September 19, 2011 that disputed the amount of the wage claim above what was due under the terms of Mr. Johnson’s employment agreement in connection with the termination of his employment without cause and requested an offset for alleged personal charges on Mr. Johnson’s company credit card.  On September 22, 2011, the TWC issued a Preliminary Wage Determination Order (“PWDO”) that Mr. Johnson was entitled to $329,427.04 (consisting of $312,067.99 in unpaid severance pay and $17,359.05 in unpaid vacation pay).  We made payment to the TWC of this claim on November 28, 2011 in complete satisfaction of this claim.   Based on our knowledge and judgment of the facts as of February 3, 2012,  our financial statements dated September 30, 2011, present fairly the effect of the actual and the anticipated future costs to resolve this matter.

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

12. SUBSEQUENT EVENTS

Resignation of Hein & Associates LLP

On December 13, 2011, Hein & Associates LLP (“Hein”) notified Cano that it was resigning as Cano’s independent accounting firm, effective immediately.  Hein issued reports dated September 22, 2010 and October 20, 2011 with respect to Cano’s financial statements for the fiscal years ended June 30, 2010 and June 30, 2011, respectively, that stated that Cano’s significant losses from operations and net capital deficiency raised substantial doubt as to Cano’s ability to continue as a going concern.  Other than such going concern qualifications, Hein’s reports on Cano’s financial statements for the fiscal years ended June 30, 2011 and June 30, 2010 did not contain an adverse opinion or a disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.  Cano has had no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  Hein advised the audit committee of Cano’s board of directors (the “Audit Committee”) that the following material weaknesses in internal control existed as of June 30, 2011:

•              Cano’s review of its valuation of commodity derivatives did not detect errors in the unrealized loss on commodity derivatives that resulted in a material audit adjustment to Cano’s financial statements.

•              Cano’s review of certain other computations did not detect errors in such calculations that resulted in adjustments to its financial statements that were less than material, but important enough to merit attention by those responsible for Cano’s financial reporting oversight.  The aggregate effect of this deficiency when combined with the material weakness described above constitutes a material weakness in internal control over financial reporting.

•              Cano was unable to complete its internal control procedures over financial reporting in a sufficient amount of time to allow it to include its consolidated financial statements in its annual report on Form 10-K for the fiscal year ended June 30, 2011 and file it within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The Audit Committee neither recommended nor approved Hein’s decision to resign.  The Audit Committee is currently evaluating its options with respect to the appointment of a new independent accounting firm.

As a result of Hein’s resignation, the accompanying unaudited and unreviewed interim financial statements and notes thereto for the quarterly period ended September 30, 2011 have not been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as required by Rule 10-01(d) of Regulation S-X (“Rule 10-01(d)”) promulgated under the Securities Act of 1934, as amended (the “Exchange Act”).

Voluntary Delisting

On December 21, 2011, we announced that on December 20, 2011, our board of directors approved and authorized us to take definitive action to cause the voluntary delisting of our common stock on the NYSE Amex.  On December 21, 2011, we notified the NYSE Amex of our intention to file, on or about January 3, 2012, a Form 25 with the Securities and Exchange Commission to voluntarily delist our common stock.  We filed the Form 25 on January 4, 2012 and our stock ceased trading on the NYSE Amex at the open of the market on January 17, 2012.  Since January 17, 2012, our common stock has been quoted on the OTC Market Group under the ticker symbol “CANO.”

Property Tax Litigation

Carson County v. W O Operating Company — Cause Number 10896 pending in the District Court of Carson County, Texas.  On October 25, 2011, Carson County, Texas and other related taxing districts sued W.O. Operating Company, Ltd. to recover $220,170.17 in real property tax in Carson County, Texas plus certain other costs and expenses.  W.O. Operating Company, Ltd. filed a general denial on December 5, 2011.

Gray County, et al. v. W O Operating Co. Ltd. — Cause Number TAX-3675 pending in the 223rd Judicial District of the District Court of Gray County, Texas.  On October 25, 2011, Gray County, Texas and other related taxing districts sued W.O. Operating Company, Ltd. to recover $25,075.16 of unpaid real property tax in Gray County, Texas plus certain other costs and expenses.  W.O. Operating Company, Ltd. filed a general denial on December 5, 2011.

Hutchinson County v. W O Operating Co. Ltd. — Cause Number 40086 pending in the 84th Judicial District in the District Court of Hutchinson County, Texas.  On December 29, 2011, Hutchinson County, Texas and other related taxing districts sued W.O.

Operating Company, Ltd. to recover $262,595.14 of unpaid real property tax in Hutchinson County, Texas plus certain other costs and expenses.  W.O. Operating Company, Ltd. filed a general denial on January 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. When used in this report, the words “will,” “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “potential” or their negatives, other similar expressions or the statements that include those words, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations as a result of many factors, including, but not limited to, our ability to successfully execute one of our strategic alternatives, restructure our existing indebtedness, obtain further waivers or forbearance from our lenders, raise new capital, restructure the terms of our Preferred Stock, the volatility in prices for crude oil and natural gas, future commodity prices for derivative hedging contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, our need to seek bankruptcy protection, and the success of waterflooding and enhanced oil recovery techniques.

Statements in this Quarterly Report on Form 10-Q regarding Cano’s strategy, risk factors, capital budget, projected expenditures, liquidity and capital resources, and drilling and development plans reflect Cano’s current plans for the fiscal year ending June 30, 2012 as a stand-alone entity and do not take into account the impact of strategic alternatives being considered by Cano operating on a going concern basis.

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

As discussed more fully in Item 1 of Part I, “Financial Statements” — Note 12 — “Subsequent Events”, on December 13, 2011, Hein & Associates LLC resigned as our independent accounting firm prior to reviewing our financial statements for the quarter ended September 30, 2011.

Overview

Introduction

We are an independent oil and natural gas company.  In the past, our strategy had been to convert our proved undeveloped reserves into proved producing reserves, improve operational efficiencies in our existing properties and acquire accretive proved producing assets suitable for secondary and enhanced oil recovery at low cost.  Due to the Company’s current financial constraints, including a history of continued losses, defaults under our loan agreements and our Series D Preferred Stock, no available borrowing capacity, constrained cash flow, negative working capital, and limited to no other capital availability, we are reviewing strategic alternatives which include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations, debt restructuring, including recapitalizing the Company, and bankruptcy.  We continue to focus on cash management and cost reduction efforts to improve both our cash flow from operations and profitability.

During our first three years of operations, our primary objective was to achieve growth through acquiring existing, mature crude oil and natural gas fields.  Since then, we have focused on waterflood operations in our two largest properties, Panhandle and Cato.    Our assets are located onshore in the U.S. in Texas, New Mexico, and Oklahoma.

As discussed under “Liquidity and Capital Resources,” on July 20, 2010, we terminated our announced merger with Resaca Exploitation, Inc. (“Resaca”) that had been initiated pursuant to an Agreement and Plan of Merger dated September 29, 2009.  On July 26, 2010, we announced the engagement of Canaccord Genuity Inc. and Global Hunter Securities to assist our management and board of directors in a review of strategic alternatives.  That review is ongoing.  However, even if we are able to execute successfully one of our strategic alternatives, we may not be able to meet our obligations as they become due and to continue as a going concern.

Operating Activities Update

For the quarter ended September 30, 2011 ( the “current quarter”), our net production averaged 632 barrels of oil per day and 1,380 MCF of gas per day for a total of 862 net barrels of oil equivalent per day (BOEPD) as compared to production of 1,104 BOEPD for the quarter ended September 30, 2010 (the “prior year quarter”).  These production declines at each of our fields are discussed below and are primarily attributable to normal field production declines and our inability to fund  certain workovers and capital expenditures. See Note 2, “Liquidity/Going Concern/Strategic Alternatives.”

For the current quarter, we incurred no development capital expenditures.  As discussed under “Liquidity and Capital Resources,” we have no available borrowing capacity, constrained cash flow and limited to no access to additional capital for, among other things, development capital expenditures.

Cato Properties.  Net production for the current quarter was 174 BOEPD which was 69 BOEPD lower than the 233 BOEPD for the prior year quarter.  For the period from September 16 through September 30, 2011, the Bureau of Land Management issued an order suspending operations at the Cato Properties until we could establish to the Bureau’s satisfaction that we were substantially in compliance with the Bureau’s operating and environmental guidelines.  Effective October 1, 2011, the Bureau approved resumption of production at the Cato Properties.

Davenport Properties.  Net production for the current quarter was 70 BOEPD which was 16 BOEPD lower than the 86 BOEPD for the prior year quarter.

Desdemona Properties.    Net production for the current quarter was 56 BOEPD which as 22 BOEPD lower than the 78 BOEPD for the prior year quarter.

Nowata Properties.     Net production for the current quarter was 204 BOEPD which was 14 BOEPD lower than the 218 BOEPD for the prior year quarter.

Panhandle Properties.   Net production for the current quarter was 358 BOEPD which was 131 BOEPD lower than the 489 BOEPD for the prior year quarter.

Liquidity and Capital Resources

Due to our current financial condition, including a history continued losses, defaults under our loan agreements and our Series D Preferred Stock, no available borrowing capacity, constrained cash flow and negative working capital, and limited to no access to additional capital,  there is substantial doubt about our ability to continue as a going concern.

At September 30, 2011, we had cash and cash equivalents of $0.5 million.  We had negative working capital of $106.3 million, which includes $70.1 million of long-term debt that was shown as a current liability and $29.5 million of our Series D Preferred Stock, which was redeemable in cash on September 6, 2011.  For the three month period ended September 30, 2011, we had cash flow used in operations of $1.3 million.

We are reviewing strategic alternatives, which include the sale of the Company, the sale of some or all of our existing oil and gas properties and assets, potential business combinations,  and bankruptcy.  We continue to focus on cost reduction efforts to improve both our profitability and cash flow from operations.

On August 31, 2011, we failed to make a required payment of interest under our Amended and Restated Credit Agreement (“ARCA”).  Our failure to make such payment of interest constituted an Event of Default under the ARCA and our Subordinated Credit Agreement (“SCA”), for which the lenders under such credit agreements may terminate their obligation to extend credit to us and declare all amounts payable under the ARCA and the SCA due and payable in full.  Additionally, under both the ARCA and SCA, we were not in compliance with the covenants relating to our current ratio, leverage ratio and interest coverage ratio for the quarter ended September 30, 2011.  On September 23, 2011, our lenders delivered to us another set of reservation of rights letters with respect to our defaults under the ARCA and the SCA.  As of February 3, 2012,  our lenders have taken no definitive actions associated with our defaults under the ARCA and the SCA.  We continue to work with our lenders and advisors as we consider strategic alternatives.  As discussed in Note 3 to our Consolidated Financial Statements, we currently have no available borrowing capacity under our senior and subordinated credit agreements.

We were required to redeem the Preferred Stock that remained outstanding on September 6, 2011 for a redemption amount in cash equal to the stated value of the Preferred Stock, plus accrued dividends and PIK dividends.  However, the subordination provisions of the Preferred Stock prohibit us from redeeming the Preferred Stock while we are in default under the ARCA.  As a result of our defaults under the ARCA and the SCA, we were not able to redeem the outstanding Preferred Stock as of its maturity date.  Without successfully implementing one of our strategic alternatives or restructuring our existing indebtedness, we do not expect to be able to cure our defaults under the ARCA and the SCA any time in the foreseeable future.  Accordingly, we do not expect to be able to redeem our outstanding Preferred Stock in the foreseeable future.

As of September 30, 2011, we had no commodity or interest rate derivative arrangements.  As discussed in Note 5 to our Consolidated Financial Statements, we terminated commodity and interest rate derivative arrangements during the quarter ended September 30, 2011.  The amounts due as a result of those terminations have become senior obligations of the Company in addition to amounts owed under the ARCA.

In our areas of operation, we are subject to periodic review by federal and state authorities to ensure we can finance the eventual plugging and abandoning of inactive wells.  Due to our current liquidity constraints, an acceleration of the plugging and abandoning or bonding requirements could have a material adverse impact on our operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  There is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for the amounts recorded, or that the Company can continue to prepare future financial statements on a going concern basis.  The ability of the Company to continue as a going concern will be dependent upon the outcome of our strategic alternatives review, crude oil and natural gas prices, sufficient liquidity to fund operations, actions by our lenders, mechanical problems at our wells and/or catastrophic events such as fires, hurricanes and floods.  If we are unable to successfully execute one of our strategic alternatives, restructure our existing indebtedness, obtain further waivers or forbearance from our existing lenders or otherwise raise significant additional capital, it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern. As a result, we will likely file for bankruptcy or seek similar protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries, which would force us to make a defensive voluntary filing on our own. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that our common stock and preferred stock will be severely diluted if not eliminated entirely.

Results of Operations

Overall

For the current quarter, we had a profit applicable to common stock of $0.5 million.  We had a loss applicable to common stock of $5.0 million for the prior year quarter. Items that positively impacted the current quarter were increased gain on derivatives of $6.3 million, lower interest expense of $1.3 million, lower general and administrative expenses of $1.1 million, lower depletion and depreciation expense of $0.4 million and lower lease operating expense of $0.3 million.  These items were partially offset by lower operating revenues of $0.6 million and increased income tax expense of $3.1 million.

Operating Revenues

The table below summarizes our operating revenues for the three-month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Increase
	2011	2010	(Decrease)
Operating Revenues (in thousands)	$5,660	$6,244	$(584)
Sales Volumes
Crude Oil (MBbls)	56	76	(20)
Natural Gas (MMcf)	101	115	(14)
Total (MBOE)	73	95	(18)
Average Realized Price
Crude Oil ($/ Bbl)	$84.23	$70.52	$13.71
Natural Gas ($/ Mcf)	$9.57	$7.69	$1,88

(a)          As discussed in Note 5 to our Consolidated Financial Statements, on August 10, 2010, we sold certain natural gas commodity derivative contracts realizing net proceeds of $0.8 million pursuant to the Forbearance Agreement. The $0.8 million is excluded from the commodity derivative settlements listed above.

The current quarter operating revenues of $5.7 million represent a decrease of $0.6 million as compared to the prior year quarter of $6.2 million.  Higher average prices received for crude oil and natural gas sales were more than offset by lower crude oil and natural gas sales volumes and by higher net payments for settlement of commodity derivative contracts.

Crude Oil Sales.  Our current quarter crude oil sales were 20 MBbls lower as compared to the prior year quarter.  The overall sales decrease resulted primarily from reduced combined sales at our Cato and Panhandle Properties of 15 MBbls.  The changes to the sales from our individual properties are further detailed under “Overview-Operating Activities Update.”

Natural Gas Sales.  Our current quarter natural gas sales were 14 MMcf higher as compared to the prior year quarter.  The overall sales decrease  is primarily due to the lower combined sales at the Panhandle and Cato  Properties of 11 MMcf.  The changes to the sales from our individual properties are further detailed under “Overview-Operating Activities Update.”

Crude Oil and Natural Gas Prices

The average price we receive for crude oil sales is generally at regional market prices received at the wellhead as posted by regional purchasers, except for the Cato Properties, for which we receive lower than posted  prices due to the lower gravity of the crude oil, its sulfur content, and higher transportation expenses.  The average price we receive for natural gas sales is approximately the market price received at the wellhead, adjusted for the value of natural gas liquids, less transportation and marketing expenses.   For the current quarter, our average price received for crude oil sales was $84.23 per BBL.  For the current quarter, our average price received for natural gas sales was $9.57 per MCF.

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

Operating Expenses

For the current quarter, our total operating expenses were $5.9 million, or $1.8 million lower than the prior year quarter of $7.8 million.  This consists principally of  lower general and administrative expense of $1.1 million, lower lease operating expense of $0.3 million, and lower depletion and depreciation expense of $0.4 million.

These items are discussed  below.

Lease Operating Expenses

Our lease operating expenses (“LOE”) consist of the costs of producing crude oil and natural gas such as labor, supplies, repairs, maintenance, workovers and utilities.

For the current quarter, our LOE was $3.0 million, which was $0.3 million lower than the prior year quarter of $3.3 million and resulted principally from reduced services and improved operating efficiencies.

For the current quarter, our LOE per BOE, based on production, was $38.45, which is an increase of $7.08 as compared to the prior year quarter of $31.37.

Production and Ad Valorem Taxes

For the current quarter, our production and ad valorem taxes were $0.3 million, which is $0.1 million lower than the prior year quarter of $0.4 million primarily due to decreases in our overall production.

Our production and ad valorem taxes as a percent of operating revenues for the current quarter were 5.8% and were comparable to the prior year quarter of 7.2% .

General and Administrative Expenses

For the current quarter, our General and Administrative (“G&A”) expenses totaled $1.5 million, which was $1.1 million, or approximately 43%, lower than the prior year quarter of $2.6 million. The $1.1 million expense reduction resulted primarily from  an 89% reduction in employees at our home office  that resulted  in lower payroll and benefits costs of $0.7 million, a reduction in legal fees of $0.5 million, a reduction in fees paid to our board of directors of $0.1 million, and a reduction in office rental expense of $0.1 million.  These reductions were partially offset by an increase in consulting expenses of $0.4 million.

Exploration Expense

During the current quarter and the prior year quarter we had no exploration expense.

Impairment of Long-Lived Assets

During the current quarter and prior year quarter we had no expense for impairment of long-lived assets.

Depletion and Depreciation

For the current quarter, our depletion and depreciation expense was $1.0  million, which is $0.3 million lower than  the prior year quarter of $1.3 million.   This includes depletion expense pertaining to our oil and natural gas properties, and depreciation expense pertaining to our field operations vehicles and equipment, natural gas plant, office furniture and computers. For the current quarter our depletion rate pertaining to our oil and gas properties was $11.11 per BOE, which is comparable to the prior year quarter of $11.67 per BOE.

Interest Expense and Other

For the current quarter, we recorded interest expense of $1.3 million, a decrease of increase of $1.4 million as compared to the prior year quarter of $2.7 million. The decreased interest expense is due to the termination of the interest rate swap as discussed in  Note 5.

No interest cost was capitalized for the current quarter.  The interest expense for the prior year quarter was reduced by $0.6 million for capitalized interest costs.

Gain (Loss) on Commodity Derivatives

As discussed in Note 5 to our Consolidated Financial Statements, we had previously entered into financial contracts for commodity derivatives and an interest rate swap.  On August 22, 2011, we executed a mutual termination letter with Natixis providing for the termination of two fixed price commodity swap contracts that we entered into on September 11, 2009.  In connection with the termination of the commodity swap transactions, we must pay $3.65 million to Natixis.  On September 9, 2011, we executed a mutual termination letter with Natixis providing for the termination of the three-year LIBOR interest rate basis swap contract for $20.0 million in notional exposure that we entered into on January 12, 2009.  In connection with the termination of the interest rate swap, we must pay $145,500 to Natixis.

For the current quarter, the gain on commodity derivatives of $3.6 million consisted of a realized loss on settlement and termination of $4.3 million and an unrealized gain of $7.9 million.  For the prior year quarter, the loss on commodity derivatives of $0.5 million consisted of an unrealized loss of $2.3 million and a realized gain of $1.8 million.

Gain on Sale of Equipment used in Oil and Gas Operations

During the current quarter, we sold certain non-essential equipment for its book value of approximately $0.1 million.

Income Tax Benefit

For the current quarter, we had an income tax expense of $0.7 million and for the prior year quarter we had tax benefit of $2.4 million.  As discussed in Note 9 to our Consolidated Financial Statements,  based on our continued net losses and our judgment about the Company’s ability to generate taxable income in future years, we established a valuation allowance on deferred tax assets of $56.3 million at June 30, 2011.

Income from Discontinued Operations

We had no income for discontinued operations in either the current quarter or the prior year quarter.

Preferred Stock Dividend

The preferred stock dividend for the current quarter of $0.8 million was $0.3 million higher as compared to the prior year quarter of $0.5 million.  The increase is attributed to the amortization of issuance costs pertaining to the Preferred Stock.  The paid-in-kind and cash dividends are 53% and 47%, respectively.

On August 5, 2010, we entered into Consent and Forbearance Agreements with the lenders under our credit agreements that prohibited us from making any indirect or direct cash payment, cash dividend or cash distribution in respect of our shares of Series D Convertible Preferred Stock.  On September 24, 2010, subsequently updated on January 5, 2011, and September 23, 2011, our lenders delivered Reservation of Rights Letters specifying that we failed to timely comply with the material terms of the Forbearance Agreements and therefore terminated the Forbearance Agreements.  During September 2010, we elected to suspend the quarterly dividend paid on the Preferred Stock beginning with the quarter ended September 30, 2010, and continued to suspend the quarterly dividend payment through the September 30, 2011.  Dividends on the Preferred Stock are cumulative.  As of September 30, 2011, unpaid cumulative dividends on the Preferred Stock were $5,8  million.  See Note 4 to our Consolidated Financial Statements for more discussion regarding the Series D Convertible Preferred Stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2011, were not effective, because of the material weaknesses described below.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our former independent registered public accounting firm advised our audit committee that the following material weaknesses in internal control existed as of June 30, 2011:

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

•                  We were unable to complete our internal control procedures over financial reporting in a sufficient amount of time to allow us to include our consolidated financial statements in our Annual Report for the period ending June 30, 2011and file it within the time periods specified in the rules and forms of the SEC.

These material weaknesses continued to exist as of September 30, 2011.  Additionally, we were unable to complete our internal control procedures over financial reporting in a sufficient amount of time to allow us to include our consolidated unaudited financial statements in this Quarterly Report and file it within the time periods specified in the rules and forms of the SEC.

In our judgment, the material weaknesses listed above resulted from the complete turnover of all of our accounting and finance personnel, leaving us with new accounting and finance personnel who lacked familiarity with our accounting systems, methods and policies.

Changes in Internal Controls over Financial Reporting

During the quarters ended June 30, 2011and September 30, 2011,  all of our accounting and finance personnel resigned.  We have not been able to replace all of the personnel who left, and accordingly, certain of our internal control procedures were either reallocated to other personnel or were performed by new employees who lacked familiarity with our accounting systems, methods and policies.  This change in personnel materially affected our internal control over financial reporting.

We are committed to improving our internal control over financial reporting and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the company with accounting and finance responsibilities, (ii) increase our accounting and finance personnel to include a greater number of senior accountants and (iii) further train our current accounting and finance personnel with respect to our accounting systems, methods and policies.  As of February 3, 2012, we have been undertaking these steps, but they have not yet been in place for a sufficient time to allow us to test the efficacy of our remediation of the material weakness.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 11 to our Consolidated Financial Statements which is incorporated into this “Item 1. Legal Proceedings” by reference.

Item 1A.       Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended June 30, 2011 under the heading “Item 1A. Risk Factors” filed with the SEC on October 20, 2011, which risks could materially affect our business, financial condition and results of operations.

Except for the addition of the risk factors set forth below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on October 20, 2011 and available on the SEC’s website at www.sec.gov.

Our failure to obtain the review of our interim unaudited financial statements required by Regulation S-X may result in changes to the financial statements upon review by an independent registered public accounting firm.

Our unaudited and unreviewed interim financial statements and notes thereto for the quarterly period ended September 30, 2011 have not been reviewed by an independent public accountant, as required by Rule 10-01(d) of Regulation S-X, promulgated under the Exchange Act.  As a result, this quarterly report on Form 10-Q is deemed deficient and not timely by the SEC

Regardless of any changes, our failure to obtain the review required by Regulation S-X and the resulting status of this quarterly report on  Form 10-Q not having been filed on a timely basis, will render us ineligible to file registration statements on Form S-3 for a period of time, and may have other adverse consequences, particularly if we are unable to engage a successor independent registered public accounting firm promptly or unable to complete the review promptly.  We are evaluating the impact of filing a deficient Form 10-Q due to lack of review by an independent registered public accounting firm on our covenants under our contractual commitments and our compliance with applicable securities laws.

We have voluntarily delisted our common stock from trading on NYSE Amex and our common stock is now being quoted on the OTC Markets, which has much less stringent governance rules and requirements to be quoted.

On December 21, 2011, we notified NYSE Amex of our intention to file, on or about January 3, 2012, a Form 25 with the SEC to voluntarily delist our common stock.  We determined to voluntarily delist our common stock based upon our inability to regain compliance with the NYSE Amex continued listing standards consistent with the plan we previously submitted to it and within the time frame allotted by the Staff of NYSE Amex.  The Form 25 became effective 10 days after the date of filing and, accordingly, our stock ceased trading on the NYSE Amex at the open of the market on January 17, 2012.

Following the delisting from NYSE Amex, our common stock has been quoted on the OTC Markets Group, an electronic quotation service for over-the-counter securities, and we intend to continue to provide information to our stockholders and to take such actions within our control to enable our common stock to be quoted in the OTC Markets Group so that our stockholders will have a place to trade their shares.  There is no guarantee, however, that a broker will continue to make a market in our common stock, that we will be able to take the actions required to enable our shares to be quoted on the OTC Markets Group, or that trading of our common stock will continue on the OTC Markets Group or otherwise.  Further, the OTC Markets Group does not impose the same kind of governance controls and listing requirements as NYSE Amex.  While we intend to continue good corporate governance practices, we will no longer be required to do so in many cases.

The delisting of our common stock from NYSE Amex could further depress our stock price, substantially limit the liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.  Delisting may also have other negative results, including the potential loss of confidence by contractors and employees, the loss of institutional investor interest in us and fewer business development opportunities from strategic partners.  In addition, the ability of stockholders to trade our shares may decrease.

We have been sued in several counties in the State of Texas for non-payment of property taxes.  If we do not pay our property taxes in a timely manner, the relevant taxing authorities may foreclose on their tax liens and seize our properties.

We have been sued in several counties in the State of Texas for non-payment of our property taxes.  We also received notice from counties in the State of Texas with respect to other unpaid property tax.  Our continued non-payment of these property taxes may result in the relevant taxing authorities foreclosing on their tax liens and seizing our real property, which would adversely affect our business, results of operations, financial condition and prospects.

Item 3.  Defaults Upon Senior Securities.

On September 24, 2010, our lenders delivered Reservation of Rights Letters (“Letters”), subsequently updated on January 5, 2011, and September 23, 2011, specifying that we failed to timely comply with the material terms of the Forbearance Agreements entered into on August 5, 2010, and therefore terminated those agreements.  On August 31, 2011, we failed to make a required payment of interest under the Amended and Restated Credit Agreement (“ARCA”).  Our failure to make such payment of interest constituted an Event of Default under the ARCA and the Subordinated Credit Agreement (“SCA”), for which the lenders under such credit agreements may terminate their obligation to extend credit to us and declare all amounts payable under the ARCA and the SCA due and payable in full.  We have not received any notice from the lenders with respect to the exercise of their respective rights, including any right to accelerate the amounts payable by us.

The subordination provisions of the Preferred Stock prohibit us from redeeming, or paying cash dividends to, the Preferred Stock while we are in default under our senior credit agreements.  We suspended quarterly dividend payments on the Preferred Stock beginning with the quarter ended September 30, 2010 and have continued to do so.  Further, we were not able to redeem the outstanding Preferred Stock as of its maturity date on September 6, 2011.  There have been no dividend payments in cash or redemptions of Preferred Stock during the three-month period ended September 30, 2011 or at any time from September 30, 2011 through February 3, 2012.  As of February 3, 2012,  unpaid cumulative dividends on the Preferred Stock were $6.5 million.

Item 4.   Mine Safety Disclosures.

Not applicable.

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

CANO PETROLEUM, INC.

Date: February 3, 2012	By:	/s/ JAMES R. LATIMER, III
James R. Latimer, III
Chief Executive Officer

Date: February 3, 2012	By:	/s/ JOHN H. HOMIER
John H. Homier
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description
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

3.5	Certificate of Designation for Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2004.
3.6	Certificate of Designation for Series C Convertible Preferred Stock, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8 K filed with the SEC on July 15, 2004.
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

10.135+

Consulting Agreement dated effective July 11, 2011 by and between Cano Petroleum, Inc. and John H. Homier, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2011.

+	Management contract or compensatory plan, contract or arrangement.